Form 10-K
period 1996-12-31
CLARK MATERIAL HANDLING CO
filed 1997-03-31
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
             TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
          For the year ended December 31, 1996

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to

                        Commission file number: 333-18957

                         CLARK Material Handling Company
             (Exact name of registrant as specified in its charter)

                     Delaware                          61-1312827
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)         Identification No.)

               172 Trade Street
             Lexington, Kentucky                          40511
      (Address of registrant's principal               (Zip Code)
              executive offices)

Registrant's telephone number, including area code:  (606) 288-1200

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         As of January 1, 1997, there were 1,000 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

                    Documents incorporated by reference: None

                         CLARK Material Handling Company
                       Index to Annual Report on Form 10-K


                                                                            Page
                                                                            ----

PART I........................................................................3
   Item 1 --  BUSINESS........................................................3
   Item 2 --  PROPERTIES......................................................8
   Item 3 --  LEGAL PROCEEDINGS...............................................9
   Item 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............9

PART II.......................................................................9
   Item 5 --  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................9
   Item 6 --  SELECTED FINANCIAL DATA........................................10
   Item 7 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................11
   Item 8 --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................15
   Item 9 --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................15

PART III.....................................................................16
   Item 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............16
   Item 11 -- EXECUTIVE COMPENSATION.........................................17
   Item 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.................................................19
   Item 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................21

PART IV......................................................................23
   Item 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K............................................23

         The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and financial statements (including notes thereto) included elsewhere in this report. Unless otherwise indicated or the context otherwise requires, references to the "Company" or "CLARK" are to Clark Material Handling Company (including its predecessors) and the other material handling operations acquired from certain subsidiaries of Terex Corporation ("Terex") pursuant to the Acquisition (as defined) for periods prior to the Acquisition, and to CLARK Material Handling Company and its subsidiaries for periods from and after the Acquisition, after giving effect thereto.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Certain matters discussed in this filing could be characterized as forward looking statements, such as statements relating to plans for future expansion, capital spending, financing sources and effects of regulation and competition. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements.


                                     PART I

Item 1 -- BUSINESS

General

         CLARK is a leading international designer, manufacturer and marketer of a complete line of forklift trucks including internal combustion trucks, electric riders, narrow aisle stackers and powered hand trucks. The Company invented the platform truck in 1917, the tow tractor in 1924 and the forklift in 1928, and produced the first electric forklift in 1942. As a result of this history of innovation, management believes CLARK(R) is one of the most recognized brand names of forklift trucks in North America.

         Management believes that CLARK has a large installed fleet in North America with over 250,000 units, and has a total of approximately 350,000 units in operation worldwide. This large installed fleet has allowed CLARK to generate significant ongoing replacement parts sales, which typically generate substantially higher gross margins and provide a more stable revenue base than new truck sales. CLARK's North American operations generally account for approximately 70% of its net sales and its European operations account for the remaining 30%. CLARK distributes its products to a diverse customer base through a global network of 285 dealers, with more than 560 locations.

         For information concerning the Company's backlog orders, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations -- Backlog." Information about industry and geographic segments is included in notes A and L, respectively, to the Company's consolidated financial statements included under "Item 8 -- Financial Statements and Supplementary Data."

The Acquisition

         The Company and CMH Holdings Corporation, a Delaware corporation ("Holdings"), were formed by Citicorp Venture Capital Ltd. ("CVC") and certain members of management of CLARK (the "Management Investors") to effect the acquisition (the "Acquisition") of substantially all the assets and certain liabilities of Clark Material Handling Company, a Kentucky corporation, and all of the outstanding capital stock of certain of its affiliates, including its German, Korean,

Brazilian and Canadian affiliates. The Acquisition was consummated on November 27, 1996 pursuant to a Stock and Asset Purchase and Sale Agreement dated as of November 9, 1996 among Terex and certain of its subsidiaries, as sellers, and the Company, as buyer (the "Acquisition Agreement"). The aggregate consideration for the Acquisition was $139.5 million, which was subject to certain post-closing adjustments. To finance the Acquisition (including the payment of related fees and expenses): (i) CVC, Dr. Martin M. Dorio, President and Chief Executive Officer of the Company, and Thomas J. Snyder, who was elected to the Board of Directors of the Company in connection with the Acquisition, purchased $17.0 million of preferred stock (the "Holdings Preferred Stock"), $1.0 million of voting common stock (the "Holdings Class A Stock") and non-voting common stock (the "Holdings Class B Stock", and together with the Holdings Class A Stock, the "Holdings Common Stock") and $7.0 million of junior subordinated debentures (the "Holdings Debentures") from Holdings for $25.0 million in cash;
(ii) Holdings contributed such $25.0 million to the Company in exchange for all of the capital stock of the Company; and (iii) the Company issued and sold $130 million of 10 3/4% Senior Notes due 2006 (the "Notes").

         In connection with the Acquisition, the Company entered into a new $30.0 million revolving credit facility (the "Revolving Credit Facility"), which is secured by the accounts receivable and inventory of the Company's domestic operations. The Company did not draw upon the Revolving Credit Facility in connection with the transactions.

Products

         CLARK currently offers over 100 truck designs within five major product lines: light internal combustion ("IC") trucks (with a capacity of 1.0 to 5.0 tons), heavy IC trucks (with a capacity of 5.5 to 17.5 tons), narrow-aisle stackers (with a capacity of 1.5 to 2.5 tons), electric riders (with a capacity of 1.3 to 6.0 tons) and powered hand trucks (with a capacity of 2.0 to 4.0 tons).

         Light  IC  trucks  are  used  for  general  warehousing  needs  and are generally powered by liquid propane. Such trucks are well suited for manufacturing and distribution applications which require a high degree of maneuverability. Heavy IC trucks are specialty products designed for use in more demanding situations such as heavy manufacturing or container handling applications. Narrow-aisle stackers provide solutions for high density storage needs and operate in six to eight foot aisles and reach heights of more than 30 feet. Electric riders are designed for indoor use in warehousing, manufacturing, distribution and other applications and are powered by a rechargeable electric battery. Management estimates that light IC trucks, heavy IC trucks, narrow-aisle stackers and electric riders represent approximately 58%, 3%, 15% and 24% of the unit volume of the forklift truck industry, respectively. Powered hand trucks are generally used in the transportation and order-selecting businesses.

         CLARK tailors its products to meet customers' particular material handling needs. To further meet these needs, CLARK adds attachments such as container handlers, side shifters, roll clamps, block handlers, carton clamps, push-pulls (slip-sheet) and fork positioners.

         Rapid development and introduction of new and redesigned products incorporating the latest materials handling technology is a key component of CLARK's strategy. Management believes that CLARK has introduced more new and redesigned models in the last two years than any other major forklift truck manufacturer and plans to continue a rapid pace of new product introduction. CLARK maintains an engineering staff which is responsible for designing new products and improving existing product lines.

         Since 1993, CLARK has redesigned a substantial portion of its product line. In December 1994, CLARK introduced the 2-3 ton Genesis(TM) IC truck targeting the light IC market. CLARK invested approximately $15.0 million to develop the Genesis(TM) truck. The Genesis(TM) truck provides improved ergonomics, performance, reliability and serviceability, and provided higher gross margins than its predecessor, primarily due to its lower production cost.

         CLARK's European subsidiaries ("CLARK Europe") introduced the Genesis(TM) 2-3 ton gas and diesel MegaStat(TM) model in April 1995. The Genesis(TM) 2-3 ton MegaStat(TM) IC received the "General Lift Truck Innovation" award in 1996 from the Fork Truck Association in the United Kingdom. In August 1996, CLARK continued to expand its Genesis(TM) family with the addition of a 4-5.5 ton CGP lift truck. Also, in 1995, CLARK made significant additions to its narrow aisle stackers product line which was expanded to include double reach and straddle models.

Aftermarket Parts

         Management estimates that since the Company's inception nearly one million forklift trucks have been manufactured by CLARK and its predecessors and that it currently has in service approximately 350,000 trucks worldwide, with approximately 250,000 in North America, 70,000 in Europe and 30,000 in other international markets, generating a substantial aftermarket parts business for CLARK. CLARK's worldwide installed fleet of approximately 350,000 forklift trucks generates an estimated $240.0 million in annual global aftermarket parts sales, of which CLARK has historically captured an estimated 40% share.

         CLARK's parts distribution operation undertakes purchasing and customer services for aftermarket parts. CLARK distributes its aftermarket parts in North America through a distribution center in Southaven, Mississippi, (the "Southaven Facility"), in Europe through a warehouse located in Saarn, Germany and for the World Trade Division of CLARK, through two sales and distribution facilities located in Seoul, Korea and the State of Sao Paulo, Brazil, respectively. CLARK shares the Southaven Facility with Terex and, pursuant to the Acquisition, CLARK and Terex entered into a Service Agreement providing for the continued use by CLARK of such facility. For information regarding the Service Agreement, see "Item 13--Certain Relationships and Related Transactions--Service Agreement."

Manufacturing Operations

         CLARK's Lexington, KY plant produces both IC and electric forklifts with lift capacities ranging from 1-17.5 tons and is equipped with five assembly lines and two heavy IC assembly bays. The Lexington plant is primarily an assembly operation with welding and painting capabilities, operates one shift per day and produces an average of 50 lift trucks per day.

         CLARK Europe's Mulheim manufacturing facility produces both IC forklifts (Diesel, LP gas and natural gas) with hydrodynamic as well as electronically controlled hydrostatic drive (MegaStat(TM)) and electric powered forklifts equipped with D/C as well as frequency-controlled A/C motors (MegaAC(TM)) in the capacity range of 1-5 tons. The Mulheim facility is equipped with four assembly lines, one for electric trucks, two for IC trucks and one for uprights. The manufacturing process includes pre-production and welding production of frames and uprights and a powder dry paint system was recently installed to ensure high-quality painting of frames and uprights. CLARK Europe's plant currently operates one shift per day and produces an average of 20 lift trucks per day. The Mulheim plant has been awarded ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products.

Dealer Network

         CLARK markets both original equipment and parts through a worldwide dealer network. CLARK currently has approximately 100 independent dealers in each of North America and Europe and owns three dealers in Europe. In addition, outside of North America and Europe, CLARK markets and distributes its export products through its Clarklift World Trade Division (the "World Trade Division"). The World Trade Division markets its products through 95 distributors operating in the Asian, African, Middle Eastern, Caribbean and Latin American markets. CLARK's dealers and distributors generally market the full CLARK product line and maintain comprehensive service capabilities. CLARK's sales organization coordinates sales and promotional activities, provides ongoing dealer training and facilitates dealer communications. CLARK sells to a diversified customer base, with no single customer accounting for more than 5% of total sales.

Suppliers

         The Company strategically relies upon outside suppliers for a vast majority of the individual components of a lift truck. Management believes that such outsourcing allows CLARK greater flexibility in varying its cost structure in response to changing market conditions.

         Principal materials used by CLARK in its various manufacturing processes include steel, castings, engines, tires, electric controls, uprights, transaxles and motors, and a variety of other fabricated or manufactured items. While substantially all such materials are typically available from multiple suppliers, CLARK depends exclusively upon certain suppliers of key parts used in its lift trucks. From time to time, certain of CLARK's suppliers have experienced difficulties in meeting CLARK's production schedules. The failure of a key supplier to meet the Company's requirements on a timely basis or the loss of a key supplier could lead to delays in the Company's manufacturing operations and have a material adverse effect on the Company.

Competition

         CLARK produces one of the leading forklift truck brands in North America, although NACCO Industries, Inc., ("NACCO"), through its Hyster and Yale divisions, produces more forklift trucks annually. In addition to NACCO, other major North American competitors include Toyota Lift, Inc., Mitsubishi Caterpillar Forklift America Inc., Nissan Forklift Corp. North America, Komatsu Forklift USA Inc. and Daewoo in both IC trucks and electric riders, and Crown Equipment Corp. and Raymond Corporation in electric riders alone. In Europe, CLARK competes with Linde AG, the European market leader, as well as Jungheinreich AG, Toyota Lift, Inc. and NACCO. CLARK also competes with a number of specialty manufacturers.

         The truck market in which the Company competes is highly competitive. The Company encounters significant competition particularly from lower cost foreign competitors, including manufacturers located in Japan and Korea. The Company competes on the basis of quality, price, on-time delivery, product line, ease of use, safety, comfort and customer service. Many of the Company's competitors have greater financial resources than the Company. Additionally, certain of the Company's products are subject to changing technology which could place the Company at a competitive disadvantage relative to product innovations by competitors. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary to remain competitive.

Intellectual Property

         The Company relies on a combination of trademarks, service marks, trade names, patents, licensing arrangements, trade secrets, know-how and proprietary technology to secure and protect its intellectual property rights. In particular, the Company's CLARK(R), Clarklift(R), Powrworker(R) and Genesis(TM) trademarks are of particular importance to the Company's business. The Company is currently undertaking to obtain trademark registrations for its MegaValve(TM), MegaStat(TM), MegaPro(TM) and MegaAC(TM) marks. The loss of the Company's rights under one or more of the Company's trademarks could have a material adverse effect on the Company's business.

         There can be no assurance that the Company will be successful in obtaining approval of any present or future patent or trademark applications; that any patents, patent applications and patent licenses will adequately cover the Company's technologies or protect the Company from potential infringements by third parties; that any nondisclosure and confidentiality agreements will provide meaningful protection for the Company's trade secrets, know-how or proprietary technology in the event of any unauthorized use or disclosure of such information; or that others will not obtain access to, or independently develop technologies or know-how similar to, that of the Company. There also can be no assurance that future litigation by the Company will not be necessary to enforce its trademark, patent and other proprietary rights, or to defend the Company against claimed infringement of the rights of others, adverse determinations in which could have a material adverse effect on the Company.

Employees

         As of December 31, 1996, CLARK's total North American work force consisted of approximately 550 salaried, hourly and temporary employees. In addition, approximately 25 CLARK employees are located at the Southaven Facility, which the Company shares with Terex, who are responsible for aftermarket customer service and administration. There has not been a union at CLARK's North American manufacturing operations for the past nine years since moving to Kentucky.

         The union employees of Terex at the Southaven Facility engaged in a labor dispute beginning in 1995, which had a short term effect on the Company's distribution operations at the facility but had no appreciable effect on the conduct of business or results of operations. Although such union employees filed a petition with the National Labor Relations Board in May 1996 for decertification of the union, there can be no assurance that similar labor disputes will not occur in the future which, depending upon the timing and duration of such disputes, could have a material adverse effect on the Company.

         As of December 31, 1996, CLARK's total work force outside of North America consisted of approximately 450 employees. The Mulheim facility at Saarn is represented by the German Metal Workers (Industrie Gewerkschaft Metal) and the aftermarket parts facility at Saarn is represented by the German Union for Trading, Banking and Insurance (Gewerkschaft Handel, Banken und Versicherungen). The Mulheim facility has a total work force of approximately 350, of which approximately 200 are members of the German Metal Workers, and the aftermarket parts facility at Saarn has a total workforce of approximately 65, of which approximately 20 are members of the German Union for Trading, Banking and Insurance. There are no contracts between CLARK and the unions, but CLARK follows standard practices by complying with contracts between the unions and the employers' association.

         Management believes that its relationships with its employees and unions are good.

Environmental Matters

         As with most industrial companies, the Company's facilities and operations are required to comply with and are subject to liability under federal, state, local and foreign environmental and worker health and safety laws, regulations and ordinances, including those relating to air emissions, wastewater discharges and the management and disposal of certain materials, substances and wastes ("Environmental Laws"). Certain of these Environmental Laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including, in some instances, petroleum and petroleum products. Compliance with Environmental Laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. Although the Company believes that its operations are in substantial compliance with current regulatory requirements under material applicable Environmental Laws, the nature of the Company's operations and the history of industrial uses at some of its facilities expose the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters. The Company may also have contingent responsibility for liabilities with respect to environmental matters arising in connection with the prior operations of the material handling business of Clark Equipment Company, a predecessor of the Company ("CEC"). There can be no assurance that material costs or liabilities will not be incurred in connection with such liabilities or claims.

         In connection with the Acquisition, the Company agreed to indemnify Terex and hold it harmless from and against all losses which are incurred or suffered by Terex with respect to or arising out of the Company's business and assets except for such losses which arise from or are in connection with any real property, business entities or assets which were not acquired as part of the Acquisition (which Terex agreed to retain responsibility for and indemnified the Company against). No specific environmental losses were identified by the parties in the Acquisition Agreement nor are there any known material losses which have been asserted by Terex pursuant to the environmental indemnity provisions of the Acquisition Agreement or incurred by the Company. The environmental indemnities are subject to certain deductibles, caps and time limitations depending on the nature of the environmental claim.

     Based upon the Company's experience to date and the indemnities obtained in connection with the Acquisition, the Company believes that the future cost of compliance with existing Environmental Laws (or liability for known environmental liabilities or claims) should not have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with such laws has, and will, require expenditures by the Company on a continuing basis. Future events, such as changes in existing laws and regulations or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require additional expenditures by the Company that may be material.


Item 2 -- PROPERTIES

         The Company is headquartered in Lexington, Kentucky. The Company currently owns or leases 10 facilities in North America, Europe, Brazil and Korea which are used for manufacturing, distribution, sales, warehousing and service center activities.

         The following table outlines the principal facilities owned or leased by CLARK or its subsidiaries:

          Facility Location                  Type of Facility
          -----------------                  ----------------
          Lexington, Kentucky.........       Manufacturing, warehouse and office
          Lexington, Kentucky*........       Sales, training and engineering
          Lexington, Kentucky.........       Warehouse
          Mulheim-Ruhr, Germany**.....       Manufacturing, engineering, power
                                             generation, maintenance and office
          Saarn, Germany..............       Warehouse
          Barcelona, Spain............       Sales branch
          Paris, France...............       Sales branch
          Lyon, France................       Sales branch
          State of Sao Paulo,
            Brazil....................       Parts distribution
          Seoul, Korea................       Parts distribution

----------
 * Owned.
** A portion of the facility is owned.


         CLARK also owns a manufacturing facility in Banwaal, Korea which was closed in the fourth quarter of 1994 and is presently held for sale. CLARK Europe also presently leases unoccupied office space in Mulheim-Ruhr, Germany.

         Management believes that the Company's facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future.

Item 3 -- LEGAL PROCEEDINGS

          From time to time product liability claims are asserted against the Company for various injuries alleged to have resulted from defects in the manufacture and/or design of its products. As of December 31, 1996, the Company had approximately 99 pending lawsuits relating to claims arising from accidents involving its products. Most of these lawsuits are in various stages of pretrial completion, and certain plaintiffs are seeking punitive as well as compensatory damages. The Company is self-insured, up to certain limits, for these product liability claims, as well as certain exposures related to general workers' compensation and automobile liability. The Company has recorded and maintains on its balance sheet reserves relating to the estimated liability, based in part upon actuarial determinations, of the Company's aggregate exposure for such self-insured risks. Effective November 27, 1996, the Company was no longer self-insured for general workers compensation and auto liability and had various insurance policies with insuring agencies. The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the losses is estimable. There can be no assurance that any of the foregoing reserves are adequate.

          The Company also has certain other contingent liabilities or uncertainties for other obligations, including contingent liabilities relating to the Company's guarantees of certain floor plan obligations and its obligation to repurchase equipment from certain dealers and customers upon the occurrence of certain events. The unfavorable resolution of product liability claims or any other contingencies or uncertainties in the future could have a material adverse effect on the Company. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies, Commitments and Uncertainties."

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders for the period ended December 31, 1996.


                                     PART II

Item 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common equity is not publicly traded and, accordingly, an established market does not exist for such common equity. The Company is a wholly owned subsidiary of Holdings. For certain information concerning the ownership of Holdings Preferred Stock and Holdings Common Stock, see "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

          No dividends have been paid on the Company's common equity. There are certain limitations on the payment of dividends in the Company's borrowing arrangements.

Item 6 -- SELECTED FINANCIAL DATA

          During the five year period ended December 31, 1996, the Company has been acquired two times in two separate purchase business combinations. On July 31, 1992, Terex acquired the Company from CEC. From July 31, 1992, through November 26, 1996, the Company operated as wholly owned subsidiaries of Terex. On November 26, 1996, the Company was acquired by Holdings. Accordingly, the selected financial data shown below is not necessarily comparable as a result of these ownership changes and the resulting adjustments required for purchase business combinations under generally accepted accounting principles.

          The information contained in this table should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements included under "Item 8--Financial Statements and Supplementary Data.".

                               Predecessor             Wholly owned Subsidiaries of Terex              The Company
                               -----------   --------------------------------------------------------  -----------
                              Seven Months   Five Months         Years Ended            Eleven Months   One Month
                                  Ended         Ended            December 31,               Ended         Ended
                                 July 31,    December 31, ----------------------------   November 26,   December 31,
                                   1992         1992       1993       1994       1995       1996           1996
                                   ----         ----       ----       ----       ----       ----           ----

Operating Data:
Net Sales                         $288.5       $240.9     $395.6     $472.7     $528.8     $404.6          $46.8
Gross Profit                        13.4         22.5       22.3       42.9       44.7       45.9            4.9
Engineering, selling and
    administration expenses         29.9         19.3       46.5       41.7       31.2       27.0            3.0
Income (loss) from operations(1)   (16.4)         2.2      (28.6)     (14.0)       3.1       13.3            1.9
Income (loss) before
    extraordinary items and
    cumulative effect of change
    in accounting (1)              (17.7)        (5.1)     (44.9)     (25.3)     (17.4)      (2.1)            .5

Balance sheet data (at end
  of period):
Working capital (2)                 77.9         59.1       50.8       41.4       46.4       51.4           45.0
Net property, plant and
    equipment                       47.2         92.9       75.3       60.7       58.2       51.2           51.0
Total assets                       215.1        270.2      208.0      194.7      192.7      192.7          301.3
Long-term obligations (3)            7.8         93.4      120.0      125.9      143.0      151.3          133.6

------------

(1) Includes corporate charges allocated by Terex of (a) $1.1 million for the five months ended December 31, 1992; (b) $4.4 million, $8.5 million and $7.0 million in the years ended December 31, 1993, 1994 and 1995, respectively; and (c) $5.7 million in the eleven month period ended November 26, 1996. Also includes severance and exit charges of $6.7 million and $3.5 million in the years ended December 31, 1994 and 1995, respectively.

(2) Calculated as net trade receivables plus net inventories less trade payables.

(3) Prior to August 1, 1992, the Company was included as part of CEC's consolidated financial statements. CEC did not allocate any indebtedness to the predecessor, and the amounts of long-term obligations as of July 31, 1992 do not include any such indebtedness. The amounts of long-term obligations as of December 31, 1993, 1994 and 1995, and November 26, 1996, include Due to Parent of $40.2 million, $68.5 million, $87.6 million and $96.4 million, respectively; such amounts also include the long-term portion of capital lease obligations. At December 31, 1996, the amount of long-term obligations includes the Notes and the long-term portion of capital lease obligations.

Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         CLARK is a leading international designer, manufacturer and marketer of a complete line of forklift trucks, which it markets through a global network of 285 dealers. CLARK's large installed base, which management estimates to be approximately 350,000 units in operation worldwide, provides for substantial ongoing replacement parts sales, which typically generate significantly higher gross margins than new product sales. CLARK's North American operations generally account for approximately 70% of its net sales and CLARK Europe accounts for the remaining 30%.

         CLARK experienced operating losses of $28.6 million and $14.0 million for the years ended December 31, 1993 and 1994, respectively. These losses were largely due to high operating expenses and cash constraints. Since 1993, CLARK has undertaken a series of initiatives aimed at reducing fixed costs, developing a largely variable cost structure and maximizing the Company's ability to respond to market changes. These initiatives involved (i) elimination of redundant manufacturing and distribution facilities, (ii) head-count reductions involving termination of over 600 employees, representing approximately 40% of the Company's workforce, (iii) elimination of non-core, unprofitable product lines and (iv) greater reliance on outsourcing. In addition to cost rationalization, the Company has redesigned a significant portion of its product portfolio. The Company's new and redesigned products have earned higher gross margins due to their lower production costs.

         The Company's products are sold in more than 50 countries worldwide. Accordingly, a substantial portion of the sales of the Company are generated in foreign currencies, while the costs associated with these sales are only partially incurred in the same currencies. Consequently, the Company's financial performance and results of operations are affected by fluctuations between the U.S. dollar and such foreign currencies. In addition, currency fluctuations could improve the competitive position of the Company's foreign competitors if the value of the U.S. dollar rises in relation to the local currencies of such competitors. The risks associated with operating in foreign countries could adversely affect the Company in the future.

         Sales of products manufactured and sold by the Company have historically been subject to substantial cyclical variation based, among other things, on general economic conditions. The Company experienced a softening in the demand for forklift trucks in North America and Europe during 1996. It is expected that there will be a further decline in such demand in 1997, particularly in Europe, with a modest improvement thereafter. Management believes that the Company has improved its ability to sustain profitability in changing market conditions. There can be no assurance, however, as to the magnitude or timing of any decline or recovery, or that any future decline will not have a material adverse effect on the Company's business.

Results of Operations

                                Year Ended December 31,
                         -------------------------------------  Eleven Months Ended    One Month Ended
                                1994               1995          November 26, 1996    December 31, 1996
                         ------------------  -----------------   ------------------   -----------------
                            ($)       (%)      ($)       (%)       ($)         (%)       ($)        (%)

                                                      (dollars in millions)

Net Sales ............   $  472.7    100.0%  $  528.8   100.0%   $  404.6   100.0%    $  46.8     100.0%
Gross Profit .........       42.9      9.1%      44.7     8.5%       45.9    11.3%        4.9      10.5%
Engineering, Selling
  and Administrative
  Expenses............       41.7      8.8%      31.2     5.9%       27.0     6.7%        3.0       6.4%
Income (Loss) from
  Operations (1)......      (14.0)    (3.0%)      3.1     0.6%       13.3     3.3%        1.9       4.0%

----------

(1) Includes corporate charges allocated to the Company by Terex of $8.5 million, $7.0 million and $5.7 million in the years ended December 31, 1994 and 1995 and the eleven months ended November 26, 1996, respectively. Also includes severance and exit charges of $6.7 million and $3.5 million in the years ended December 31, 1994 and 1995, respectively.


Eleven Months Ended November 26, 1996 Compared to Year Ended December 31, 1995

Net Sales

         Net sales were $404.6 million for the eleven months ended November 26, 1996 compared to $528.8 million for the twelve month period in 1995, a decrease of $124.2 million or 23.5%. This decrease was primarily due to reduced demand by CLARK's customers, which management believes was related to lower industry activity beginning in the last quarter of 1995. Net truck sales decreased $112.6 million, or 26.0%, primarily due to a softening in the demand for lift trucks in North America and Europe, while parts sales declined 12.1%. CLARK derived 68.8% and 31.2% of its net sales from its North American operations and CLARK Europe, respectively, in the eleven months ended November 26, 1996, and 69.3% and 30.7% respectively, in the twelve months ended December 31, 1995.

Gross Profit

         Gross profit increased $1.2 million, or 2.7%, to $45.9 million for the eleven months ended November 26, 1996, compared to $44.7 million for the twelve month period in 1995, despite the 23.5% decline in net sales. As a percentage of net sales, gross profit was 11.3% and 8.5% for the eleven months ended November 26, 1996 and the twelve month period of 1995, respectively. Cost reduction efforts and production improvements accounted for most of this increase. Factory overhead expenses were reduced by $13.8 million. Of this amount, $10.1 million was attributable to lower salaries, wages and benefits. Other significant areas of cost decreases included lower product liability costs, lower freight costs and lower material costs from improved outsourcing. These improvements were partially offset by lower absorption of fixed costs due to lower production levels and by lower margins for aftermarket parts due to a change in product mix.

Engineering, Selling and Administrative Expenses

         For the eleven months ended November 26, 1996, engineering, selling and administrative expenses decreased $4.2 million to $27.0 million from $31.2 million for the twelve month period in 1995, primarily due to the rationalization of staff levels, facilities and support costs in response to lower industry activity. Engineering, selling and administrative expenses as a percentage of net sales were 6.7% and 5.9% in the eleven months ended November 26, 1996 and twelve months ended December 31, 1995, respectively.

Income (Loss) from Operations

         Income from operations increased $10.2 million to $13.3 million for the eleven months ended November 26, 1996, compared to $3.1 million for the twelve months ended December 31, 1995. In addition, CLARK had $3.5 million of severance and exit charges related to workforce rationalization in Europe and the termination of certain leases, in 1995 which did not recur in 1996. Terex allocated corporate charges to CLARK of $5.7 million and $7.0 million in the 1996 and 1995 periods. Income (loss) from operations expressed as a percentage of net sales was 3.3% and 0.6% for the eleven months ended November 26, 1996 and the twelve months ended December 31, 1995, respectively.

Month ended December 31, 1996

         The acquisition of the Company on November 26, 1996 resulted in a significant change in the Company's capital structure and a revaluation of the Company's assets and liabilities in accordance with the provisions of purchase accounting required by generally accepted accounting principles. Accordingly, the results of operations for the month ended December 31, 1996, are not comparable to the results of operations for the eleven month period ended November 26, 1996 or the years ended December 31, 1995 and 1994.

         Net sales for the month of December totaled $46.8 million, which was in line with management's expectations. Cost of sales was $41.9 million, resulting in a gross margin of 10.5%. In December 1996, parts sales as a percentage of total net sales declined. This mix change resulted in a lower gross margin percentage as compared to the previous eleven months. Dealer positioning for year-end inventory levels was felt to be one of the reasons for the change in product mix. Engineering, selling and administrative expenses totaled $3.0 million for the month ending December 31, 1996, or 6.4% of net sales. This percentage differs from previous periods because sales for the month of December were at a higher level then the previous eleven months while engineering, selling and administrative expenses were slightly higher but did not increase proportionally.

Fiscal Year Ended December 31, 1995 Compared to Fiscal Year Ended
December 31, 1994

Net Sales

         Net sales were $528.8 million in 1995, an increase of $56.1 million or 11.9% from $472.7 million in 1994. Truck sales increased $50.5 million and parts sales increased 6.2%. The increase in truck sales was primarily due to improved market conditions for most of 1995, more efficient manufacturing operations during 1995 and shipments of the new Genesis(TM) line of IC trucks, introduced in December 1994. The light IC forklift market, in which this product competes, represents approximately 60% of the rider forklift truck industry. Parts sales increased 6.2% because of improved parts inventory availability, the impact of which was partially offset by the adverse effects of a labor dispute at the Southaven Facility, the primary effect of which occurred in March and April 1995. CLARK derived 71.6% and 28.4% of its net sales in 1995 from its North American operations (which include sales of trucks manufactured in Korea primarily for sale in North America) and CLARK Europe, respectively, compared to 74.8% and 25.2%, respectively, in 1994.

Gross Profit

         Gross profit increased $1.8 million to $44.7 million in 1995 from $42.9 million in 1994. As a percentage of net sales, gross profit was 8.5% and 9.1% for 1995 and 1994, respectively. Favorable efficiencies due to higher production and sales volumes, combined with the effects of 1994 severance actions, resulted in this gross profit increase. This increase was partially offset by additional costs associated with the commencement of production of the new Genesis(TM) product line and manufacturing inefficiencies arising from the difficulties in key suppliers meeting CLARK's demand requirements.

Engineering, Selling and Administrative Expenses

         Engineering, selling and administrative expenses decreased by $10.5 million to $31.2 million for 1995 from $41.7 million for 1994, primarily as a result of severance actions taken by management during the second half of 1994. As a consequence of such action, staff levels primarily for CLARK's North American operations were reduced resulting in savings of approximately $3.0 million for the year ended December 31, 1995. Promotional expenses and facility costs were also reduced during this period. Engineering, selling and administrative expenses expressed as a percentage of sales were 5.9% and 8.8%, respectively, in 1995 and 1994, respectively.

Income (Loss) from Operations

         Income from operations increased $17.1 million from a $14.0 million loss from operations for the year ended December 31, 1994 to $3.1 million for the year ended December 31, 1995. In addition to the increased sales and manufacturing efficiencies noted above, the increase in income from operations was due in part to a $3.3 million reduction in severance, legal and exit charges and a $1.5 million reduction in corporate charges allocated in 1995 from 1994. CLARK incurred $3.5 million of severance charges in 1995 as compared to $6.7 million of such charges in 1994. In 1994, CLARK implemented personnel reductions in plant supervision, engineering, marketing and administration in its North
American and European operations. In addition, in 1994, CLARK implemented additional personnel reductions in conjunction with the closing of the Korean plant and a certain branch sales office in France. Terex also allocated corporate charges to CLARK of $7.0 million and $8.5 million for the years ended December 31, 1995 and 1994, respectively. Income (loss) from operations as a percentage of net sales was 0.6% and (3.0)% for the years ended December 31, 1995 and 1994, respectively.

Backlog

         The Company's backlog orders at December 31, 1996 and December 31, 1995 were $80.4 million and $78.9 million, respectively. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Condition

         The Company's business is capital intensive and requires funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of accounts receivables from customers and dealers. The Company will continue to have significant debt service requirements. On December 31, 1996, the Company had $17.6 million of cash, cash equivalents and cash securing letters of credit, $130.0 million of debt and $6.0 million of capital lease obligations. The Company's ability to incur additional indebtedness is somewhat restricted by the covenants set forth in the Company's borrowing arrangements.

         In connection with the Acquisition, the Company entered into a Revolving Credit Facility with Congress Financial Corporation. The Revolving Credit Facility has an aggregate undrawn availability of $30.0 million, subject to the borrowing conditions contained therein. Management believes that it has adequate available borrowing capacity under the Revolving Credit Facility to cover its foreseeable working capital requirements.

         The Company had $3.2 million and $0.3 million of capital expenditures, including tooling and new product development expenditures, for the eleven months ending November 26, 1996 and the one month ended December 31, 1996, respectively. This compares to $5.3 million in capital expenditures in 1995. The Company believes that its operating cash flow and borrowing availability under the Revolving Credit Facility will be sufficient to cover its near term capital requirements.

         As of December 31, 1996, the Company was not in violation of any covenants or restrictions in the Revolving Credit Facility or the indenture governing the Notes.

Contingencies, Commitments and Uncertainties

         CLARK is contingently liable as a guarantor for certain customer floor plan obligations with financial institutions pursuant to which it is obligated to purchase repossessed new and unused equipment based upon the unamortized principal balance outstanding. Management estimates that the guarantee under the floor plan obligations aggregated approximately $25 million at December 31, 1996. Historically, the Company has incurred only minimal losses relating to these arrangements.

         CLARK is contingently liable for a portion of the related value of machines sold to and leased by a third party to users for terms generally ranging from three to five years. CLARK repurchases certain machines leased under this program and then sells or leases such machines to other users. At December 31, 1996, the maximum contingent liability under this program was approximately $11 million. CLARK has historically recorded profits on the sale of repurchased machines.

         Pursuant to certain dealer sales agreements, CLARK has agreed to repurchase certain new and unused equipment in the event of the termination of the dealer. Similar repurchase obligations exist under certain dealer operating agreements in the event of the dealer's default under the dealer's financing agreements with financial institutions. CLARK has historically incurred minimal losses from the foregoing arrangements.

         For additional information on contingencies and uncertainties, see Note J to the Company's consolidated financial statements included under "Item 8--Financial Statements and Supplementary Data."

Item 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company, along with the Report of Independents Accountants, is included on pages F-1 through F-20 of this Form 10-K.

         Supplementary data called for by this item is not presented as it is not applicable to the registrant.

Item 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company. Directors serve for a term of one year or until their successors are elected and qualified; officers serve at the discretion of the Board of Directors.

                  Name               Age               Position
                  ----               ---               --------

          Dr. Martin M. Dorio......   51   President, Chief Executive Officer
                                           and Director
          Dr. J. Frithjof Timm.....   54   Managing Director and President,
                                           CLARK Europe
          Joseph F. Lingg..........   51   Vice  President, Finance and Human
                                           Resources and Treasurer
          Kevin M. Reardon.........   52   Vice President, Sales and Marketing,
                                           North America
          Michael J. Grossman......   46   Vice President, General Counsel and
                                           Secretary
          Jeffrey J. Kirk..........   49   Vice President, Purchasing
          Thomas J. Snyder.........   51   Director
          Diether Klingelnberg.....   52   Director
          Michael A. Delaney.......   42   Director
          James A. Urry............   42   Director

          Dr. Martin M. Dorio, President, Chief Executive Officer and Director. Dr. Dorio joined the Company in June 1995 as President and Chief Executive Officer. From 1990 until he joined the Company, Dr. Dorio served in various positions with Case Corporation, a manufacturer of tractors and construction equipment, including Vice President, Corporate Planning and Development. Dr. Dorio has over 20 years of experience in manufacturing and has served in key management positions of FMC Corp. and General Electric Co.

          Dr. J. Frithjof Timm, Managing Director and President, CLARK Europe. Dr. Timm joined the Company in May 1995 as Managing Director and President of CLARK Europe. From 1992 to 1995, he was President of Komatsu Europe and, prior to that, he was Managing Director of Sales of the Hydraulic Mobile Crane Division of Krupp A.G.

          Joseph F. Lingg, Vice President, Finance, Human Resources and Treasurer. Mr. Lingg joined the Company in January 1996 as Vice President, Finance and Treasurer. In 1995, Mr. Lingg served as Vice President and Chief Financial Officer of RBC Company of America, a manufacturer of bearings, and for more than five years prior thereto he served as Vice President and Chief Financial Officer of Mosler Inc., a manufacturer and servicer of security products.

          Kevin M. Reardon, Vice President, Sales and Marketing, North America. Mr. Reardon joined the Company in 1984 and has been Vice President of Sales and Marketing, North America since 1995. Previously, Mr. Reardon served as Director of Marketing and National Sales Manager for the Company.

          Michael J. Grossman, Vice President, General Counsel and Secretary. Mr. Grossman joined the Company in 1985 as Assistant General Counsel. Since 1991 he has served as Vice President, General Counsel and Assistant Secretary of the Company.

          Jeffrey J. Kirk, Vice President, Purchasing. Mr. Kirk joined the Company in 1995 as Vice President of Human Resources and Purchasing of the Company. From 1993 to 1994, Mr. Kirk was a consultant in Human Resources Management, and from 1988 to 1993, he was Vice President of Human Resources and an officer of OHM Corporation, an environmental remediation firm.

          Thomas J. Snyder, Director. Mr. Snyder has been President, Chief Operating Officer and a director of Delco Remy International, Inc. since 1994. From 1962 to 1994, Mr. Snyder held several executive positions with the Delco Remy Division of General Motors, most recently as Product Manager, Heavy Duty Systems. He is also a director of St. John's Health Systems.

          Diether Klingelnberg, Director. Mr. Klingelnberg served as Chief Executive Officer of International Knife & Saw, Inc. until March 1996. In addition, he served as Chairman of the Board and Chief Executive Officer of IKS Corporation from 1979 until November 1996. Mr. Klingelnberg is currently Managing Director of Klingelnberg Beteillgungs-GmbH and is a director of Honsel AG, IKS Corporation and the Alfred H. Schulte Company.

          Michael A. Delaney, Director. Mr. Delaney has been a Vice President of CVC since 1989. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is a director of Aetna Industries, Inc., AmeriSource Health Corporation, Ballentray Corp., CORT Business Services Corporation, Delco Remy International, Inc., Enterprise Media Inc., GVC Holdings, IKS Corporation, JAC Holdings, Palomar Technologies, Inc., SC Processing, Inc., and Triumph Holdings, Inc.

          James A. Urry, Director. Mr. Urry has been with Citibank, N.A. since 1981, serving as a Vice President since 1986. He has been a Vice President of CVC since 1989. He is a director of AmeriSource Health Corporation, CORT Business Services Corporation, Hancor Holding Corporation, IKS Corporation, Recreational Vehicle Products and York International Corporation.

Director Compensation and Arrangements

         It is not currently contemplated that directors of the Company will receive compensation for their services as directors. Members of the Board of Directors are elected pursuant to certain voting agreements among Holdings and its stockholders. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management--The Stockholders' Agreement."


Item 11 -- EXECUTIVE COMPENSATION

         The compensation of executive officers of the Company will be determined by the Board of Directors of the Company. None of the historical benefit or compensation plans of Terex are described herein because they were not assumed by the Company in connection with the Acquisition. The Company intends to adopt a 401(k) retirement plan and an employee stock purchase plan. See "-- 401(k) Plan" and "Item 12 -- Security Ownership of Certain Beneficial Owners and Management--Employees Stock Purchase Plan."

         The following table sets forth certain information concerning the compensation received by the Chief Executive Officer and the four most highly compensated officers of the Company for services rendered in 1996.

                           Summary Compensation Table

                                                                                  Long Term Compensation
                                                Annual Compensation                       Awards
                                       --------------------------------------    --------------------------
                                                                     Other       Restricted         Stock
                                                                    Annual          Stock          Options       All Other
                                        Salary         Bonus     Compensation     Awards(1)      (# Shares)   Compensation(2)
                                        ------         -----     ------------     ---------      ----------   ---------------

Dr. Martin M. Dorio.................   $202,083          --            --             --             --         $   37,807
President and Chief Executive
Officer

Dr. J. Frithjof Timm................    208,333          --            --             --             --             67,225
President, CLARK Europe(3)

Kevin M. Reardon....................    112,500          --            --             --             --             80,727
Vice President of Sales and
Marketing

Michael J. Grossman.................    117,501          --            --             --             --             83,817
Vice President and General Counsel

Jeffrey J. Kirk.....................    112,875          --            --             --             --             81,659
Vice President, Purchasing

_______________________

(1) No awards of Terex restricted stock were made in 1996. Based upon a price of $9.875 per share, the price at which Terex has agreed to repurchase restricted stock, the aggregate holdings and valuation of Terex restricted stock held by each of the named executive officers on December 31, 1996 were as follows: for Dr. Dorio, 12,500 shares (of which 3,125 were vested) valued at $123,438; for Dr. Timm, 2,500 shares (of which 625 were vested) valued at $24,688; for each of Messrs. Reardon and Grossman, 1,000 shares (of which 500 were vested) valued at $9,875; and for Mr. Kirk, 1,000 shares (of which 250 were vested) valued at $9,875. Dividends are payable only with respect to shares which have vested.

(2) Includes, for each officer, a one-time bonus paid by Terex in connection with the Acquisition, Company 401(k) contributions and group term life insurance premiums, respectively, as follows: Dr. Dorio, $229,751, $4,750 and $3,306; Dr. Timm, $67,225, $0 and $0; Mr. Reardon, $75,752, $3,612 and
    $1,363; Mr. Grossman,  $79,040,  $3,562 and $1,215;  and Mr. Kirk,  $76,081,
    $3,006 and $2,573.

(3) Dr. Timm's salary and bonus are calculated from Deutsche Marks using a conversion rate of 1.5 DM/$.

Fiscal Year-End Option Values

         No options on Terex stock were granted to any of the named executive officers in 1996, and no previously granted options were exercised. The following table sets forth the number of shares underlying both exercisable and unexercisable options on common stock of Terex held by the named executive officers as of December 31, 1996.

                                           Number of Shares
                                          Underlying Options        Value of
                                      ---------------------------  Unexercised
                                      Exercisable   Unexercisable   Options(1)
                                      -----------   -------------   ----------

         Dr. Martin M. Dorio             6,250          18,750        $98,438
         Dr. J. Frithjof Timm            1,000           4,000         17,750
         Kevin M. Reardon...             1,000           3,000         21,500
         Michael J. Grossman             1,000           5,000         32,750
         Jeffrey J. Kirk....               500           5,500         30,500


_______________

(1) Unexercisable options are valued at the excess of $9.875 over the exercise price per share, the cash out price agreed with Terex; exercisable options are valued at the excess of $10.125, the closing market price for Terex stock on December 31, 1996, over the exercise price per share for the option.

Employment Agreement

         Concurrently with the consummation of the Acquisition, Holdings entered into a three-year employment contract with Dr. Martin M. Dorio pursuant to which Dr. Dorio is employed as the President and Chief Executive Officer of Holdings and the Company. The agreement provides for an annual base salary of $225,000, which is subject to annual merit increases, and an annual performance bonus. The Company has agreed that, in the event that Holdings is unable to pay Dr. Dorio any amounts due to him with respect to annual bonuses, the Company will pay such amounts. In addition, the agreement provides for the receipt by Dr. Dorio of standard company benefits. The agreement is terminable by Holdings with or without cause. In the event the agreement is terminated without cause or as a result of the total disability of Dr. Dorio, Dr. Dorio will be entitled to continue to receive his base salary and certain other benefits for specified periods. Following any termination of Dr. Dorio's employment, he will be subject to a non-competition covenant for up to two years.

401(k) Plan

         The Company intends to adopt a qualified 401(k) retirement plan for certain of its employees who were entitled to participate in a 401(k) retirement plan maintained by Terex prior to the Acquisition. Subject to certain statutory limitations, eligible employees will be able to contribute a percentage of their compensation to the plan on a pre-tax basis ("elective deferrals"). For 1996, the maximum amount of elective deferrals that could be made by any employee was $9,500. Employees are fully vested in their elective deferrals at all times. Generally, employees may not receive a distribution of their account balances prior to their death, disability, termination of employment or retirement, and their account balances cannot be assigned or alienated.

Compensation Committee Interlocks and Insider Participation

         Although the Company has no compensation committee, each of Messrs. Snyder, Klingelnberg, Delaney and Urry participated in deliberations of the Board of Directors concerning executive compensation.

Item 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the outstanding capital stock of the Company is currently owned by Holdings. The following table sets forth certain information with respect to the beneficial ownership of the Holdings Preferred Stock and Holdings Common Stock by (i) each person or entity who owns five percent or more thereof, (ii) each director of the Company who is a stockholder, (iii) the Chief Executive Officer of the Company and the other executive officers named in the "Summary Compensation Table" above who are stockholders, and (iv) the directors and officers of the Company as a group. Unless otherwise specified, all shares are directly held.

                                                     Number and Percent of Shares
                                --------------------------------------------------------------------
                                        Holdings
                                        Preferred          Holdings Class A     Holdings Class B
                                          Stock                Stock(1)             Stock(2)
                                --------------------   --------------------   ---------------------
   Name of Beneficial Owner       Number     Percent     Number     Percent    Number      Percent
   ------------------------       ------     -------     ------     -------    ------      -------
Citicorp Venture Capital Ltd    15,953.3       94.0%   134,211.0      49.1%   717,550.5        98.8%
   399 Park Avenue
   New York, New York  10043
Dr. Martin M. Dorio (3)            404.8        2.4%    55,180.7      20.2%       --           --
   172 Trade Street
   Lexington, Kentucky  40511
Dr. J. Frithjof Timm               130.1        0.8%    19,879.5       7.3%       --          --
   172 Trade Street
   Lexington, Kentucky  40511
Kevin M. Reardon                    37.1        0.2%     5,391.6       2.0%       --          --
Michael J. Grossman                 68.4        0.4%     6,566.3       2.4%       --          --
Jeffrey T. Kirk                     54.0        0.3%     6,024.1       2.2%       --          --
Thomas J. Snyder                     --         --       5,000.0       1.8%       --          --
Diether Klingelnberg                 --         --          42.0       0.02%   8,943.5          1.2%
All directors and officers as
    a group (10 persons) (3)       734.9        4.3%   103,602.3      37.9%    8,943.5          1.2%

----------

(1) Does not include shares of Holdings Class A Stock issuable upon conversion of Holdings Class B Stock. See "--Holdings Common Stock." Assuming the conversion of all of a holder's shares of Holdings Class B Stock into Holdings Class A Stock, but no such conversion by any other holder of Holdings Class B Stock, the number of shares and the percentage of total Holdings Class A Stock held by the converting holder would be as follows: for CVC, 851,761.5 and 86.0%; for Diether Klingelnberg, 8,985.5 and 3.2%; and for all directors and officers as a group, 112,545.8 and 39.8%.

(2) Does not include shares of Holdings Class B Stock issuable upon conversion of Holdings Class A Stock. See "--Holdings Common Stock." Assuming the conversion of all of a holder's shares of Holdings Class A Stock into Holdings Class B Stock, but no such conversion by any other holder of
    Holdings Class A Stock, the number of shares and the percentage of total Holdings Class B Stock held by the converting holder would be as follows: for CVC, 851,761.5 and 99.0%; for Dr. Martin M. Dorio, 55,180.7 and 7.1%;
    for Dr. J. Frithjof Timm, 19,879.5 and 2.7%; for Kevin M. Reardon, 5,391.6 and 0.7%; for Michael J. Grossman, 6,566.3 and 0.9%; for Jeffrey T. Kirk, 6,024.1 and 0.8%; for Thomas J. Snyder, 5,000 and 0.7%; for Diether Klingelnberg, 8,985.5 and 1.2%; and for all directors and officers as a group, 103,602.3 and 12.5%.

(3) Certain members of the Company's management are expected to participate in an Employee Stock Purchase Plan pursuant to which management will be offered the opportunity to acquire Holdings Class A Stock which would equal in the aggregate up to an additional 10.0% of the Holdings Class A Stock outstanding. The table does not include any such securities that may be acquired.

Holdings Common Stock

         The Certificate of Incorporation of Holdings provides that Holdings may issue 2,500,000 shares of Holdings Common Stock, divided into two classes consisting of 1,250,000 shares of Holdings Class A Stock and 1,250,000 of Holdings Class B Stock. The holders of Holdings Class A Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Holdings Class B Stock have no voting rights. Under the Certificate of Incorporation of Holdings, a holder of either class of Holdings Common Stock may convert any or all of his shares into an equal number of shares of the other class of Holdings Common Stock; provided that in the case of a conversion from Holdings Class B Stock, which is nonvoting, into Holdings Class A Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Holdings Class A stock which would be held after giving effect to the conversion.

The Stockholders' Agreement

         Pursuant to the a Securities Purchase and Holders Agreement entered into among the stockholders of Holdings (the "Stockholders' Agreement"), the Board of Directors of Holdings and the Company shall be composed at all times of five directors as follows: the President of the Company, Dr. Martin M. Dorio (so long as he continues to serve as President); two individuals designated by CVC; and two additional directors who shall not be employees of CVC but who shall be designated by CVC, subject to the right of holders of the majority of the outstanding shares of Holdings Class A Stock to veto the election of either of such additional directors.

         The Stockholders' Agreement contains certain provisions which, with certain exceptions, restrict the ability of the stockholders from transferring any Holdings Common Stock, Holdings Preferred Stock or Holdings Debentures except pursuant to the terms of the Stockholders' Agreement. So long as Holdings has not consummated a public offering of Holdings Common Stock resulting in aggregate net proceeds of $30.0 million or more, if holders of at least 50% of the Holdings Common Stock then outstanding approve the sale of the Company, each stockholder has agreed to consent to such sale and, if such sale includes the sale of stock, each stockholder has agreed to sell all of such stockholder's Holdings Common Stock on the terms and conditions approved by holders of a majority of the Holdings Common Stock then outstanding. In the event Holdings proposes to issue and sell (other than in a public offering pursuant to a registration statement) any shares of Holdings Common Stock and/or Holdings Preferred Stock or any securities containing options or rights to acquire any shares of Holdings Common Stock and/or Holdings Preferred Stock or any securities convertible into Holdings Common Stock and/or Holdings Preferred Stock to CVC or its corporate affiliates, Holdings must first offer to each of the other shareholders a pro rata portion of such shares. Such preemptive rights are not applicable in certain circumstances including the issuance of shares of Holdings Common Stock and/or Holdings Preferred Stock upon the conversion of shares of one class of Holdings Common Stock and/or Holdings Preferred Stock into shares of the other class or upon an initial public offering.

         The Stockholders' Agreement also provides for certain additional restrictions on transfer of shares by Management Investors, including the right of Holdings to repurchase shares upon termination of such stockholder's employment prior to 2001, at a formula price, and the grant of a right of first refusal in favor of Holdings in the event a Management Investor elects to transfer shares of Holdings Common Stock.

Registration Rights Agreement

         In connection with their entry into the Stockholders' Agreement, Holdings, CVC, Dr. Martin M. Dorio and Thomas J. Snyder entered into a Registration Rights Agreement (the "Holdings Registration Rights Agreement"). Pursuant to the Holdings Registration Rights Agreement, upon the written request of CVC, Holdings has agreed to (subject to certain exceptions) prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares held by CVC and use its best efforts to cause such registration statement to become effective. If at any time Holdings files a registration statement for the Holdings Common Stock pursuant to a request by CVC or otherwise (other than a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to Holdings' employees or existing stockholders, or a registration statement registering a unit offering), Holdings will use its best efforts to allow the other parties to the Holdings Registration Rights Agreement to have their shares of Holdings Common Stock (or a portion of their shares under certain circumstances) included in such offering of Holdings Common Stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) are to be paid by Holdings.

Employee Stock Purchase Plan

         It is currently contemplated that Holdings will adopt an Employee Stock Purchase Plan pursuant to which members of the Company's management ("Participants") will be offered the opportunity to purchase Holdings Class A Stock. The Participants will be given the opportunity to acquire or be granted options to acquire an aggregate of up to 10.0% of Holdings Class A Common Stock outstanding on a fully-diluted basis.

Item 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Service Agreement

         In connection with the Acquisition, the Company entered into a service agreement (the "Service Agreement") with Terex pursuant to which the Company shares space in the Southaven Facility with the Terex Distribution Center, a division of Terex ("TDC"). In addition, pursuant to such agreement the Company hired approximately 25 employees of TDC who are responsible for aftermarket customer support and administration. The Company pays an aggregate annual fee to TDC under such agreement of approximately $6.0 million (the "Base Fee"), payable in monthly installments. In addition to the Base Fee, certain provisions of the Service Agreement may require each of TDC and CLARK to share the responsibility for additional costs and savings resulting from, among other things, changes or increases in the provision of services or the implementation of certain cost savings. The term of the agreement is for three years.
Management believes that the terms of the Service Agreement are no less favorable to the Company than those which could have been obtained from non-affiliated parties at the time the agreement was entered into.

Tax Sharing Agreement

         Holdings and the Company will be included in the consolidated United States federal income tax return of Holdings. Holdings and the Company entered into a tax sharing agreement (the "Tax Sharing Agreement") whereby the Company will pay Holdings (or Holdings will pay the Company) its pro rata share of the total tax liability, as set out in the Tax Sharing Agreement. In the event the Company is included in a joint, combined, consolidated or unitary state or local income or franchise tax return with Holdings, the Company shall make payments to Holdings, and Holdings shall make payments to the Company, in a manner consistent with that described above for federal tax purposes.

License Agreement

         In connection with the Acquisition, Holdings acquired certain patents and patent applications related to the Company's business from Terex. Pursuant to a License Agreement dated as of November 27, 1996, Holdings granted to the Company a perpetual, world-wide, exclusive royalty-free, fully-paid-up license to practice methods, and to make, use, import, offer for sale or sell any products, covered by such patents and patent applications.

Other

         Effective as of January 31, 1997, Holdings repurchased certain outstanding shares of Holdings Preferred Stock and Holdings Class B Stock having an aggregate value of approximately $1.1 million from CVC and, simultaneously therewith, issued and sold shares of Holdings Preferred Stock and Holdings Common Stock having an equivalent value to Dr. Martin M. Dorio, other members of management and Diether Klingelnberg. In connection therewith, the Company loaned Dr. Dorio $200,000 toward the purchase price of the securities acquired by him. Such loan is evidenced by a demand promissory note which does not bear interest.

                                     PART IV

Item 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements.

         -  Financial Data Schedule

         The following Consolidated Financial Statements of the Company and the Report of Independent Accountants set forth on pages F-1 through F-20 and F-2, respectively, are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

         -  See Index to Consolidated Financial Statements on page F-1.


(a)(2)   Financial Statement Schedules.

         No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3)   Exhibits.

Exhibit
No.       Description
---       -----------

   3.1 Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

   3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

   4.1 Indenture dated as of November 27, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

   4.2 Registration Rights Agreement dated as of November 27, 1996 among the Company, Jefferies & Company, Inc. and Bear, Stearns & Co. Inc.
          (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

   4.3    Form of  103/4%  Senior  Notes  due 2006  (included  in  Exhibit  4.1)
          (incorporated   by   reference   to  Exhibit  4.3  to  the   Company's
          Registration Statement on Form S-4, Registration No. 333-18957)

  10.1    Purchase   Agreement  dated  November  22,  1996  among  the  Company,
          Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.2 Loan and Security Agreement dated November 27, 1996 by and between Congress Financial Corporation and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.3 Stock and Asset Purchase and Sale Agreement, dated as of November 9, 1996 among Terex Corporation, and certain of its subsidiaries and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.4 Service Agreement dated as of November 27, 1996 between Terex Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.5 Indemnity as to Letters of Credit, Performance Bonds, Appeal Bonds, Guaranties, etc. dated November 27, 1996 by the Company in favor of Terex Corporation, for itself and as successor to CMH Acquisition Corp., CMH Acquisition International Corp., Clark Material Handling Company and Clark Material Handling International, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.6 Employment Agreement dated as of November 27, 1996 between Holdings and Dr. Martin M. Dorio (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.7 Tax Sharing Agreement made as of November 27, 1996 between Holdings and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.8 Stock Purchase Agreement, dated as of May 27, 1992, by and between Clark Equipment Company and Terex Corporation (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.9 First Amendment to the Stock Purchase Agreement, dated as of July 31, 1992, by and between Clark Equipment Company and Terex Corporation (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.10 Trademark Assignment Agreement, dated as of July 31, 1992, by and between Clark Equipment Company and Clark Material Handling Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.11 Second Amended and Restated General Operating Agreement, dated November 29, 1990, by and between Clark Material Handling Company and Chase Manhattan Leasing Company, Inc. (incorporated by reference to
          Exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.12 Second Amendment to the Second Amended and Restated General Operating Agreement, dated April 15, 1994, by and among Clark Material Handling Company, Drexel Industries, Inc. and Clark Credit Corporation (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.13 Third Amendment to the Second Amended and Restated General Operating Agreement, dated August 1, 1994, by and between Clark Material
          Handling Company and Clark Credit Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.14 Assignment of Second Amended and Restated General Operating Agreement, dated March 22, 1995, by and between Clark Material Handling Company, Clark Credit Corporation, f/k/a Chase Manhattan Leasing Company, and Associates Commercial Corporation (incorporated by reference to
          Exhibit 10.14 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.15 Master Software License and Service Agreement, dated May 17, 1996, between Clark Material Handling Company and SDRC Operations (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.16 Letter Agreement, dated October 26, 1995, between Clark Material Handling Company, Manufacturers Distribution Services, Inc. and Maine Rubber International (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.17 MCI Services Agreement, effective as of July 1, 1995, between MCI Telecommunications Corporation and Clark Material Handling Company (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.18 Agreement for Systems Operations Services, dated as of March 2, 1992, between Clark Material Handling Company and Integrated Systems Solutions Corporation, as amended by Amendments #1 through #5 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.19 Supply Agreement, dated December 14, 1994, between Clark Material Handling Company and Funk Manufacturing Company (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.20 Supply Agreement, dated July 1, 1995, between Clark Material Handling Company and Funk Manufacturing Company (incorporated by reference to
          Exhibit 10.20 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.21 Supply Agreement, dated January 1, 1988, between Clark Material Systems Technology Company and HydroElectric Lift Trucks Inc. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.22 Amendment Agreement, dated March 2, 1992, between Clark Material Handling Company and HydroElectric Lift Trucks, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.23 Second Amendment Agreement, dated September 30, 1992, between Clark Material Handling Company and HydroElectric Lift Trucks, Inc.
          (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.24 Agreement, dated June 1, 1983, between Clark Equipment Company and Mitsubishi Corporation, Mitsubishi Heavy Industries, Ltd. and Mitsubishi Motors Corporation, as amended (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.25 Master Contract for Purchase and Sale, dated July 17, 1995, between Clark Material Handling Company and Custom Tool and Manufacturing Company (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.26 Supply Agreement, dated December 20, 1991, between Clark Material Handling Company and Dixson, Inc. (incorporated by reference to
          Exhibit 10.26 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.27 Lease Agreement, dated as of April 15, 1987, between Vergil D. Kelly and Kenny Angelucci and Clark Equipment Company with respect to 172 Trade Street, Lexington, Kentucky, as amended by Amendment #1 to Lease dated April 15, 1987 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.28 Standard Form Dealer Sales Agreements between Clark Material Handling Company and domestic dealer entities (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.29    Agreement,  dated as of  September  12,  1995,  by and  between  Clark
          Material Handling Company and Nissan Forklift Corporation, North America (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.30 License Agreement dated as of November 27, 1996 between Holdings and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 12.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 27       Financial Data Schedule

(b) Reports on Form 8-K.

         None.

SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CLARK Material Handling Company

                                         BY: /s/ Dr. Martin M. Dorio
                                             ----------------------------------
                                             Dr. Martin M. Dorio
                                             President and CEO
                                             March 27, 1997

         Pursuant to the requirements of the securities exchange act of 1934, as amended this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.


       /s/ Dr. Martin M. Dorio      President, Chief Executive Officer and
       -----------------------      Director (Principal Executive Officer)
            Martin M. Dorio

       /s/ Joseph F. Lingg          Vice President, Finance Human Resources and
       -----------------------      Treasurer (Principal Financial and
            Joseph F. Lingg         Accounting Officer)


       /s/ James A. Urry            Director
       -----------------------
           James A. Urry


       /s/ Thomas J. Snyder         Director
       -----------------------
           Thomas J. Snyder


       /s/ Michael A. Delaney       Director
       -----------------------
           Michael A. Delaney

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


             The registrant has not sent the following to security holders: (i) any annual report to security holders covering the registrant's last fiscal year; or (ii) any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

                         CLARK MATERIAL HANDLING COMPANY
                           AND PREDECESSOR BUSINESSES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

           CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996,
               NOVEMBER 26, 1996 AND DECEMBER 31, 1995 AND FOR THE
           ONE MONTH PERIOD ENDED DECEMBER 31, 1996, THE ELEVEN MONTH
               PERIOD ENDED NOVEMBER 26, 1996 AND THE YEARS ENDED
                           DECEMBER 31, 1995 AND 1994


                                                                           Page
                                                                           ----

Report of independent accountants...........................................F-2

Consolidated balance sheet..................................................F-3

Consolidated statement of operations........................................F-4

Consolidated statement of stockholder's equity..............................F-5

Consolidated statement of cash flows........................................F-6

Notes to consolidated financial statements..................................F-7



Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, or the information is included in the notes to the consolidated financial statements, or are not applicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholder of Clark Material
Handling Company


In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the consolidated financial position of Clark Material Handling Company and its predecessor businesses at December 31, 1996, November 26, 1996 and December 31, 1995, and the results of their operations and cash flows for the one month period ended December 31, 1996, the eleven month period ended November 26, 1996 and the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Cincinnati, Ohio
March 28, 1997

Clark Material Handling Company
 and Predecessor Businesses
Consolidated Balance Sheet (in thousands)
-----------------------------------------------------------------------------------------------------------


                                                              The Company             Predecessor
                                                              ------------      ---------------------------
                                                              December 31,      November 26,  December 31,
                                                                  1996             1996          1995
                                                              ------------      -----------   ------------
Current assets
   Cash and cash equivalents                                  $    16,554       $     2,060    $      819
   Cash securing letters of credit                                  1,092               956           736
   Trade  receivables  (less  allowance of $152 at
    December 31, 1996,  $2,138 at November 26, 1996
    and $2,867 at December 31, 1995)                               38,154            41,839        39,433
   Net inventories                                                 60,441            71,160        68,464
   Other current assets                                             6,255             4,472         4,660
                                                              -----------       -----------    ----------

         Total current assets                                     122,496           120,487       114,112
Long-term assets
   Property, plant and equipment-net                               51,014            51,153        58,194
   Goodwill, net of accumulated amortization of $231 at
    December 31, 1996, $1,243 at November 26, 1996 and
    $871 at December 31, 1995                                     109,311             2,766         3,138
   Other assets                                                    18,486            18,301        17,265
                                                              -----------       -----------    ----------

         Total assets                                         $   301,307       $   192,707    $  192,709
                                                              ===========       ===========    ==========

Current liabilities
   Notes payable                                              $     3,246   $   $     2,775    $      879
   Current portion of capital lease obligations                     2,407             2,404         2,414
   Trade accounts payable                                          53,562            61,596        61,535
   Accrued compensation and benefits                                5,319             4,994         4,585
   Accrued warranties and product liability                        23,383            17,764        19,012
   Other current liabilities                                        9,489             7,160         9,834
                                                              -----------       -----------    ----------

         Total current liabilities                                 97,406            96,693        98,259

Non-current liabilities
   Senior notes payable                                           130,000            -             -
   Capital lease obligations, less current portion                  3,600             3,630         4,140
   Allocated long-term debt                                        -                 51,325        51,220
   Due to parent company                                           -                 96,366        87,646
   Accrued warranties and product liability                        30,826            30,661        31,661
   Other non current liabilities                                   14,402            15,395        16,505
                                                              -----------       -----------    ----------

         Total liabilities                                        276,234           294,070       289,431
                                                              -----------       -----------    ----------
Commitments and contingencies
Stockholder's equity (deficit)
   Common stock, par value $1 per share, 1,000 shares
    authorized, issued and outstanding at December 31, 1996             1              -             -

   Paid-in-capital                                                 24,999              -             -
   Retained earnings (deficit)                                        535           (96,968)      (94,873)
   Cumulative translation adjustment                                 (462)           (4,395)       (1,849)
                                                              -----------       -----------    ----------

   Total stockholder's equity (deficit)                            25,073          (101,363)      (96,722)
                                                              -----------       -----------    ----------

Total liabilities and stockholder's equity (deficit)          $   301,307       $   192,707    $  192,709
                                                              ===========       ===========    ==========

The accompanying notes are an integral part of these financial statements.

Clark Material Handling Company
 and Predecessor Businesses
Consolidated Statement of Operations (in thousands)
----------------------------------------------------------------------------------------------------------------


                                                             The Company                Predecessor
                                                             -----------    ------------------------------------
                                                                 One         Eleven
                                                                Month        Months
                                                                Ended         Ended
                                                              December      November    Years ended December 31,
                                                              31, 1996      26, 1996       1995           1994

Net sales                                                    $  46,763      $ 404,629    $ 528,759     $ 472,652
Cost of goods sold                                              41,817        358,698      484,035       429,744
                                                             ---------      ---------    ---------     ---------

   Gross profit                                                  4,946         45,931       44,724        42,908

Engineering, selling and administrative expenses                 3,011         26,976       31,183        41,702

Parent company management fees                                    -             5,672        6,996         8,453

Severance and exit charges                                        -              -           3,478         6,736
                                                             ---------      ---------    ---------     ---------

   Income (loss) from operations                                 1,935        13,283         3,067       (13,983)

Other income (expense):
   Interest income                                                  25           220           602           653
   Allocated interest expense from parent company                 -          (14,656)      (16,145)      (14,361)
   Interest expense                                             (1,393)         (370)         (790)       (2,221)
   Amortization interest expense from parent company              -             (349)         (530)         (822)
   Gain on sale of Drexel business                                -             -             -            4,742
   Property impairment charge                                     -             -           (2,500)         -
   Other income (expense)-net                                      (32)         (223)         (975)        1,523
                                                             ---------      ---------    ---------     ---------


   Income (loss) before income taxes and extraordinary items       535        (2,095)      (17,271)      (24,469)

Provision for income taxes                                        -             -             (148)         (786)
                                                             ---------      ---------    ---------     ---------


   Income (loss) before extraordinary items                        535        (2,095)      (17,419)      (25,255)

Extraordinary loss on retirement of allocated debt                -             -           (1,347)         (565)
                                                             ---------      ---------    ---------     ---------


   Net income (loss)                                         $     535      $ (2,095)    $ (18,766)    $ (25,820)
                                                             =========      ========     =========     =========


The accompanying notes are an integral part of these financial statements.

Clark Material Handling Company
 and Predecessor Businesses
Consolidated Statement of Stockholders' Equity (in thousands)
----------------------------------------------------------------------------------------------------------------


                                                                                                       Foreign
                                                                                      Retained        currency
                                                       Common          Paid-in        earnings       translation
                                                        stock          capital        (deficit)      adjustments
                                                    ------------    ------------    ------------    ------------

THE PREDECESSOR

Balance at December 31, 1993                                                        $    (50,287)   $     (8,646)

   Net loss, year ended December 31, 1994                                                 25,820)
   Translation adjustment                                                                                  4,731
                                                                                    ------------    ------------

Balance at December 31, 1994                                                             (76,107)         (3,915)

   Net loss, year ended December 31, 1995                                                (18,766)
   Translation adjustment                                                                                  2,066
                                                                                    ------------    ------------

Balance at December 31, 1995                                                             (94,873)         (1,849)

   Net loss, eleven months ended
    November 26, 1996                                                                     (2,095)
   Translation adjustment                                                                                 (2,546)
                                                                                    ------------    ------------

Balance at November 26, 1996                                                        $    (96,968)   $     (4,395)
                                                                                    ============    ============



THE COMPANY

   Issuance of common stock                         $          1    $     24,999    $               $
   Net income for the month ended
    December 31, 1996                                                                        535
   Translation adjustment                                                                                   (462)
                                                    ------------    ------------    ------------    ------------

Balance at December 31, 1996                        $          1    $     24,999    $        535    $       (462)
                                                    ============    ============    ============    ============




The accompanying notes are an integral part of these financial statements.

Clark Material Handling Company
 and Predecessor Businesses
Consolidated Statement of Cash Flows (in thousands)
-----------------------------------------------------------------------------------------------------------------


                                                             The Company                 Predecessor
                                                             -----------   --------------------------------------
                                                                 One         Eleven
                                                                Month        Months
                                                                Ended         Ended      Years ended December 31,
                                                              December      November     ------------------------
                                                              31, 1996      26, 1996        1995         1994
                                                             ---------     ---------     ---------     ---------
Operating activities:
   Net income (loss)                                         $     535     $  (2,095)    $ (18,766)    $ (25,820)
   Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
     Depreciation                                                  778         9,312        11,534        10,066
     Amortization                                                  322         1,099         1,310         1,382
     Extraordinary loss on retirement of allocated debt         -             -              1,347           565
     Gain on sale of Drexel business                            -             -               -           (4,742)
     (Gain) loss on sale of property, plant and equipment           70            31           183            16
     Property impairment charge                                 -             -              2,500        -
     Other, net                                                 -             -                328        -
     Changes in operating assets and liabilities:
       Restricted cash                                            (136)         (220)         (516)          251
       Trade receivables                                         2,800        (2,406)         (240)       (6,210)
       Net inventories                                           9,801        (2,696)       (2,685)        2,672
       Trade accounts payable                                  (11,265)           61        (2,084)       13,027
       Accrued compensation and benefits                          (609)          409           (73)          559
       Accrued warranties and product liability                    237        (2,248)        1,126         1,344
       Due to parent company                                    -              8,720        19,187        28,262
       Other, net                                                  223        (5,876)       (5,973)      (12,377)
                                                             ---------     ---------     ---------     ---------

         Net cash provided by (used in) operating activities     2,756         4,091         7,178         8,995
                                                             ---------     ---------     ---------     ---------

   Investing activities
     Capital expenditures                                         (317)       (3,208)       (5,290)       (6,570)
     Proceeds from sale of assets                               -                139           534         2,984
     Proceeds from sale of Drexel business                      -             -               -           10,289
     Proceeds from sale-leaseback of Saarn property             -             -               -            9,981
                                                             ---------     ---------     ---------     ---------
         Net cash provided by (used in) investing
           activities                                             (317)       (3,069)       (4,756)       16,684
                                                             ---------     ---------     ---------     ---------

Financing activities
   Principal repayments of long-term debt                       -             -               -           (6,090)
   Repayment of allocated debt                                  -             -            (51,754)      (23,254)
   Proceeds from allocated debt                                 -                105        51,220        -
   Other, net                                                      293         1,376        (1,607)          135
                                                             ---------     ---------     ---------     ---------

         Net cash provided by (used in) financing
           activities                                              293         1,481        (2,141)      (29,209)
                                                             ---------     ---------     ---------     ---------

Effect of exchange rate changes on cash and cash
  equivalents                                                     (306)       (1,262)         (976)          748
                                                             ---------     ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents             2,426         1,241          (695)       (2,782)
Cash and cash equivalents at beginning of period                14,128           819         1,514         4,296
                                                             ---------     ---------     ---------     ---------

Cash and cash equivalents at end of period                   $  16,554     $   2,060     $     819     $   1,514
                                                             =========     =========     =========     =========

Supplemental disclosures
   Cash paid for interest                                    $      86     $     337     $     793     $   2,218
   Income taxes paid                                         $       -     $      17     $     148     $     790

The accompanying notes are an integral part of these financial statements.

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
-------------------------------------------------------------------------------


NOTE A - REPORTING ENTITY AND BASIS OF PRESENTATION

Clark Material Handling Company (the "Company") is a wholly-owned subsidiary of CMH Holdings Corporation ("Holdings"). Prior to November 27, 1996, Holdings had no previous business operations and was formed for the purpose of acquiring the Company and its subsidiaries from Terex Corporation ("Terex" or the "Parent Company") in a purchase business combination. That acquisition was consummated on November 27, 1996. See Note C for information regarding the acquisition.

Prior to the acquisition, the Company's predecessor businesses ("Predecessor") operated as wholly-owned subsidiaries of Terex. Reference to the Company relates to the period subsequent to November 26, 1996, while reference to the Predecessor relates to operations on or prior to November 26, 1996. Terex acquired the Predecessor in 1992 in a purchase business combination and Terex's basis, including its acquisition debt and goodwill associated with the 1992 acquisition were "pushed down" to the Predecessor's financial statements.

The Predecessor's financial statements include allocations of Parent Company acquisition debt and related interest expense. Management fees, which include corporate overhead costs (including legal, treasury and other shared services), have been allocated to the Predecessor based generally on the percentage of Predecessor revenues to Terex consolidated revenues. Interest has been charged on the management fee allocated and the due to Parent Company balance at a rate of 13% compounded monthly.

The Company and the Predecessor operate in one industry segment, that being the design, manufacture, marketing and worldwide distribution and support of internal combustion and electric lift trucks, electric walkies and related components and replacement parts. Geographic segment information is shown in Note L.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The Company's financial statements include the accounts of the Company and its subsidiaries, including Clark Material Handling GmbH ("Germany") and Clark Forklift Korea ("Korea"). The Predecessor's financial statements include these same entities, prior to their acquisition on November 27, 1996, on a combined basis. All material intercompany balances, transactions and profits have been eliminated.

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Cash securing letters of credit. The Company and the Predecessor have certain cash and cash equivalents that are not fully available for use in operations. Certain international operations collateralize letters of credit and performance bonds with cash deposits.

Inventories. Inventories are stated at the lower of cost or market value. The Company determines cost on the first-in, first-out (FIFO) method for all inventories. The Predecessor determined cost using the last-in, first-out (LIFO) method for U.S. inventories and by the FIFO method for inventories of international subsidiaries. Approximately 67% and 68% of combined inventories at November 26, 1996 and December 31, 1995, respectively, were accounted for under the LIFO method.

Goodwill. Goodwill represents the difference between the total purchase price and the fair value of assets and liabilities (tangible and intangible) acquired at the date of acquisition. Goodwill related to the Company is being amortized

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
-------------------------------------------------------------------------------

on the straight-line method over forty years while goodwill related to the Predecessor was being amortized on a straight-line method over fifteen years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of discounted estimated future operating cash flows anticipated to be generated during the remaining amortization period of the goodwill to the net carrying value of goodwill.

Debt issuance costs. Debt issuance costs of the Company have been capitalized and are being amortized on the straight-line method over the term of the related debt. With respect to the Predecessor, debt issuance costs incurred in securing the Parent Company's financing arrangements were capitalized and amortized over the term of the associated debt. Allocated debt issuance costs related to Terex's acquisition debt were also allocated to the Predecessor. Allocated capitalized debt issuance costs related to allocated debt retired early were also charged to expense at the time of retirement. Unamortized debt issuance costs are included in other assets and totaled $5,552, $2,549 and $2,898 at December 31, 1996, November 26, 1996 and December 31, 1995, respectively. During 1995 and 1994, the Predecessor incurred extraordinary losses of $1,347 and $565, respectively, relating to early retirement of allocated debt.

Property, plant and equipment. Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized while expenditures for maintenance and repairs not expected to extend the life of an asset beyond its normal useful life are charged to expense when incurred. Depreciation is determined for financial reporting purposes using the straight-line method over estimated useful asset lives, generally 20 to 35 years for buildings, eight to twelve years for machinery and equipment and two to eight years for other assets.

Revenue recognition. Revenue and costs are generally recorded when products are shipped and invoiced to customers. Certain new units may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that the units be held for pickup or delivery at a time specified by the customer in the sales documents. In such cases, the units are invoiced under the customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from inventories and identified as belonging to the customer and there are no further obligations under the order.

Accrued warranties and product liability. Accruals for potential warranty and product liability claims are recorded based on past claim experience. Warranty costs are accrued at the time revenue is recognized. Self-insurance accruals are provided for estimated product liability experience on known claims and for claims anticipated to have been incurred which have not yet been reported. Product liability accruals are presented on a gross settlement basis.

Foreign currency translation. Assets and liabilities of international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the cumulative translation adjustment account in equity. Gains or losses resulting from foreign currency transactions are included in other income (expense).

Environmental policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 1996, November 26, 1996 and December 31, 1995.

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------


Income taxes. Income taxes are provided using the asset and liability method required by Statement of Financial Accounting Standards (SFAS) No. 109. Pursuant to a tax sharing agreement with Holdings, the Company records a provision for income taxes on a consolidated basis, including Holdings. At December 31, 1996 and the month then ended, this tax sharing arrangement did not differ materially from that which would have occurred on a separate entity basis. The Predecessor provided for income taxes on a separate entity basis.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


NOTE C - ACQUISITION

On  November  27,  1996   Holdings   acquired  the  Company  and  the  Company's
subsidiaries in a business combination accounted for as a purchase. The aggregate purchase price for the acquisition was $139,500, which was subject to certain immaterial post-closing adjustments, and was financed through a $25,000 equity investment by Holdings in the common stock of the Company and the issuance of $130,000 in Senior Notes due 2006 by the Company. The purchase price was allocated to the estimated fair values of the Company's tangible and intangible net assets with the remainder allocated to goodwill. The excess of purchase price over the net assets acquired of $109,542 is being amortized on a straight-line basis over forty years. Certain purchase allocation issues remain open, however, they are not expected to be material and will be resolved within one year.

The operating results of the Company are included in the consolidated results of operations since November 27, 1996. The following unaudited pro forma summary presents the consolidated results of operations as though Holdings completed the Acquisition on January 1 of each period presented.

                                                     Year ended December 31,
                                                     -----------------------
                                                         1996        1995
                                                       --------    --------

       Net sales                                       $451,392    $528,759
                                                       --------    --------

       Income (loss) from operations                   $ 16,976    $  5,894
                                                       --------    --------

       Net income (loss)                               $  1,881    $(12,452)
                                                       --------    --------

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------


NOTE D - INVENTORIES

Inventories consist of the following:

                                                                December 31,     November 26,     December 31,
                                                                    1996             1996            1995
                                                                ------------     -----------      ------------

Finished equipment                                               $   12,797       $   18,043       $    9,410
Replacement parts                                                    24,107           22,428           22,966
Work-in-progress                                                      1,402            3,938            3,405
Raw materials and supplies                                           22,135           27,297           33,229
                                                                 ----------       ----------       ----------
                                                                     60,441           71,706           69,010

Less:  Excess of FIFO inventory value over LIFO cost                 -                  (546)            (546)
                                                                 ----------       ----------       ----------

   Net inventories                                               $   60,441       $   71,160       $   68,464
                                                                 ==========       ==========       ==========

In 1994, certain inventory quantities were reduced, resulting in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of such liquidation was to decrease cost of goods sold and net loss by $1,581 in 1994.


NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                December 31,     November 26,     December 31,
                                                                    1996             1996            1995
                                                                ------------     -----------      ------------

Property                                                         $    7,364       $    7,902       $    8,348
Plant                                                                15,556           19,498           20,262
Equipment                                                            28,779           56,552           55,433
                                                                 ----------       ----------       ----------

                                                                     51,699           83,952           84,043

Less: Accumulated depreciation                                         (685)         (32,799)         (25,849)
                                                                 ----------       ----------       ----------

Net property, plant and equipment                                $   51,014       $   51,153       $   58,194
                                                                 ==========       ==========       ==========

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------


NOTE F - BORROWINGS, LINES OF CREDIT AND INDEBTEDNESS

Long-term debt is summarized as follows:

                                                                December 31,     November 26,     December 31,
                                                                    1996             1996            1995
                                                                ------------     -----------      ------------

10.75% Senior Notes due 2006                                     $  130,000      $    -           $    -
13.25% Secured Notes due May 15, 2002 ("Senior
 Secured Notes")                                                     -                51,325           51,220
Capital lease obligations (Note G)                                    6,007            6,034            6,554
                                                                 ----------       ----------       ----------

     Total long-term debt                                           136,007           57,359           57,774
     Current portion of long-term debt                                2,407            2,404            2,414
                                                                 ----------       ----------       ----------


   Long-term debt, less current portion                          $  133,600      $    54,955      $    55,360
                                                                 ==========      ===========      ===========

Senior Notes due 2006

The Senior Notes due 2006 ("Senior Notes") were issued in connection with the acquisition of the Company and are due on November 15, 2006. The Senior Notes are not redeemable at the Company's option prior to November 15, 2001. Thereafter, the Senior Notes will be subject to redemption at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable date of redemption, if redeemed during the 12 month period beginning on November 15 of the years indicated below:

       Year                                                      Percentage
       2001                                                      105.375%
       2002                                                      102.688
       2003 and thereafter                                       100.000

The Senior Notes also contain provision for early redemption upon the occurrence of certain significant corporate events, including an offering of equity securities or a change in control of the Company.

Senior Secured Notes

The Senior Secured Notes represented debt allocated to the Predecessor by Terex and were eliminated upon the acquisition of the Company on November 27, 1996.

Revolving Line of Credit

The Company has entered into a $30,000 revolving credit facility (the "Facility") with Congress Financial Corporation (the "Bank"). Borrowings under the Facility are available for working capital and general corporate purposes, including letters of credit. The Facility is secured by first priority liens on all accounts receivable and inventory of the Company's domestic operations.

The Facility expires in November 1999, unless extended. The interest rate per annum applicable to the Facility is the prime rate, as announced periodically, plus 0.50% or, at the Company's option, the

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

adjusted Eurodollar rate plus 2.50%. The Facility permits the Company to prepay loans and to permanently reduce revolving credit commitments or letters of credit, in whole or in part, at any time in certain minimum amounts. The Company is required to pay certain fees in connection with the Facility, including a closing fee of 0.75% of the total commitment and a commitment fee of 0.25% on the undrawn portion of the revolving credit commitment.

The Facility contains customary representations and warranties, and events of default and certain other covenants. No borrowings were made on the Facility through December 31, 1996.

Due to the recent issuance of the Senior Notes, the Company believes that the fair value approximated carrying value at December 31, 1996. At November 26, 1996, based on quoted market values, the Company believes that the fair value of the Senior Secured Notes (allocated long-term debt) was approximately $47,744. The Company believes that the carrying value of its other borrowings approximate fair market value based on discounting future cash flows using rates currently available for debt for similar terms and remaining maturities.


NOTE G - LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases classified as capital leases and the related assets have been included in property, plant and equipment. Gross assets under capital leases were $7,618, $9,689 and $10,350 (accumulated depreciation of $101, $2,131 and $2,308) at December 31, 1996, November 26, 1996 and
December 31, 1995, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1996 are as follows:

                                                      Capital       Operating
                                                       Leases         Leases
                                                       ------         ------

1997                                                 $    2,839    $    3,421
1998                                                      1,968         1,514
1999                                                      1,280           476
2000                                                        650           126
2001                                                        252            29
Thereafter                                                   20            29
                                                     ----------    ----------
   Total minimum obligations                              7,009    $    5,595
                                                                   ==========
Less amount representing interest                         1,002
                                                     ----------
   Present value of net minimum obligations               6,007
Less current portion                                      2,407
                                                     ----------
   Long-term obligations                             $    3,600
                                                     ==========

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
-------------------------------------------------------------------------------


Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was as follows:

   One month ended December 31, 1996                             $    191
                                                                 ========

   Eleven months ended November 26, 1996                         $  1,886
                                                                 ========

   Year ended December 31, 1995                                  $  2,557
                                                                 ========

   Year ended December 31, 1994                                  $  4,414
                                                                 ========

In 1994, the Predecessor entered into a sale-leaseback transaction for its parts distribution center in Germany. The Predecessor received net proceeds of DM16,500 ($11,000) and leased the facility under the terms of a five year lease. The Predecessor realized a gain of $3,866 which was deferred and was amortized as a reduction of rental expense over the lease term ($774 per year). The unamortized gain is included in other non-current liabilities at November 26, 1996 and December 31, 1995 and was eliminated upon the Company's acquisition on November 27, 1996.

The Company also routinely enters into sale-leaseback arrangements for certain equipment, which is similarly sold to third-party customers under sales-type lease agreements. The Company maintains a net investment in these leases, represented by the present value of payments due under the leases of $6,007 of which $2,407 is current at December 31, 1996.

In connection with the original sale-leaseback arrangements underlying the customer leasing program, the Company has an outstanding rental installment obligation which is recorded based on the present value of minimum payments due under the leases.


NOTE H - INCOME TAXES

The components of income (loss) before income taxes and extraordinary items are as follows:

                                                                 One       Eleven
                                                                Month      Months
                                                                Ended      Ended      Years ended December 31,
                                                              December    November    ------------------------
                                                              31, 1996    26, 1996       1995           1994
                                                              --------    --------    ---------       --------

United States                                                  $  165     $  2,541    $ (16,405)      $ (6,817)
Foreign                                                           370       (4,636)        (866)       (17,652)
                                                               ------     --------    ---------       --------
Income (loss) before income taxes and
   extraordinary items                                         $  535     $ (2,095)   $ (17,271)      $(24,469)
                                                               ======     ========    =========       ========

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------


As a result of the Predecessor's operating losses for book and tax purposes, provision (benefit) for income taxes have been minimal, relating primarily to state or foreign jurisdictions where taxable income occurred but net operating loss ("NOL") carryforwards were limited.

The Company did not provide for income taxes during the one month period ended December 31, 1996 as the result of incurring a taxable loss in the United States and utilizing NOL carryforwards to offset taxable income in foreign jurisdictions.

The provision for income taxes is different from the amount which would be provided by applying the statutory federal income tax rate to income (loss) before income taxes and extraordinary items. The reasons for the difference are summarized below:

                                                                 One       Eleven
                                                                Month      Months
                                                                Ended      Ended      Years ended December 31,
                                                              December    November    ------------------------
                                                              31, 1996    26, 1996       1995           1994
                                                              --------    --------    ---------       --------
Statutory federal income tax rate                              $   182    $   (712)   $  (6,045)     $  (8,564)
NOL with no current benefit                                                  1,575        5,651          2,449
NOL benefit                                                       (126)       (863)
Foreign tax differential on income/losses of foreign
 subsidiaries                                                                               303          6,178
State taxes                                                                                                498
Other                                                             (56)                      239            225
                                                               ------     --------    ---------       --------
   Total provision for income taxes                            $  -       $  -        $     148       $    786
                                                               ======     ========    =========       ========

The tax effects of the basis differences and net operating loss carryforwards as of December 31, 1996, November 26, 1996 and December 31, 1995 are summarized below:

                                                        December 31,     November 26,      December 31,
                                                            1996             1996              1995
                                                        ------------     ------------      ------------

Net inventories                                          $     -          $   (9,343)       $  (8,982)
Property, plant and equipment                                   (81)            (247)          (2,085)
                                                         ----------       ----------        ---------

   Total deferred tax liabilities                               (81)          (9,590)         (11,067)
                                                         ----------       ----------        ---------

Receivables                                                     536              479              759
Net inventories                                               2,586             -                -
Warranties and product liability                             19,602           17,912           18,773
All other items                                               2,330              991            1,538
Benefit of net operating loss carryforwards                  19,506           54,574           52,838
                                                         ----------       ----------        ---------

   Total deferred tax assets                                 44,560           73,956           73,908
                                                         ----------       ----------        ---------

Deferred tax assets valuation allowance                     (44,479)         (64,366)         (62,841)
                                                         ----------       ----------        ---------

   Net deferred tax assets                               $   -            $        -        $       -
                                                         ==========       ==========        =========

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------



Basis differences between the amounts assigned to net assets for financial reporting purposes and the amounts assigned for tax purposes resulted in a net deferred tax asset of $44,479. In light of the Company's and Predecessor's operating history, management provided a valuation allowance in the same amount.

At December 31, 1996, the Company had U.S. federal net operating loss carryforwards of $93 which expire in 2011. U.S. net operating loss carryforwards at November 27, 1996 remain with Terex in connection with the acquisition of the Company.

In addition, the Company's foreign subsidiaries have approximately $42,128 of loss carryforwards, $38,294 in Germany and $3,834 in other countries, which are available to offset future foreign taxable income. The loss carryforwards in Germany are available without expiration. The loss carryforwards in other countries expire in the years 1997 through 2001.


NOTE I - RETIREMENT PLANS

Pension Plans

The Company does not provide any pension plans for its U.S. employees. Certain of the Company's German employees are covered by noncontributory defined benefit pension plans. The Company also maintains separate pension benefit plans for German executive employees and for other staff. The executive pension plans are based on final pay and service, and, in some cases, are dependent on social security pensions while the other staff plans are based on fixed amounts applied to the number of years service rendered. The plans are unfunded.

The components of consolidated pension expense for each of the reporting periods covered by these financial statements is as follows:

                                                                 One       Eleven
                                                                Month      Months
                                                                Ended      Ended      Years ended December 31,
                                                              December    November    ------------------------
                                                              31, 1996    26, 1996       1995           1994
                                                              --------    --------    ---------       --------
Current service cost                                          $      2    $     38    $      57       $    174
Interest cost                                                       52         840          886            877
Net amortization and deferrals                                       7         107         (927)          (820)
                                                              --------    --------    ---------       --------

Defined benefit pension expense                               $     61    $    985    $      16       $    231
                                                              ========    ========    =========       ========

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------


The following table summarizes the funded status of the Company's defined benefit pension plans to the amounts recognized in the financial statements:

                                                        December 31,     November 26,     December 31,
                                                            1996             1996             1995
                                                        ------------     ------------     ------------
Projected benefit obligations                            $  12,379        $  12,427         $  12,843
Unrecognized net gain/(loss)                                     -              256              (930)
Unrecognized prior service cost                                  -             (331)              368
Unrecognized transition asset (liability)                        -             (522)              620
Adjustment required to recognize minimum liability               -                -                 5
                                                         ---------        ---------         ---------

Accrued pension cost                                     $  12,379        $  11,830         $  12,906
                                                         =========        =========         =========

The accumulated benefit obligations do not differ materially from the projected benefit obligations. A discount rate of 7.5% was used in 1996 and 1995 to determine the projected benefit obligation. During 1994, the Predecessor significantly reduced its German work force in connection with restructuring of its operations. As a result, the Predecessor realized a curtailment gain with respect to these plans, which was recognized as a reduction of the unrecognized transition liability. In 1994, the Predecessor changed certain assumptions used in the actuarial valuation of the plans. These changes in assumptions reflected the reductions in personnel and other changes in the Predecessor's operations, including changes in compensation arrangements, implemented during 1994. These changes resulted in an actuarial gain of $2,724. The gain in excess of 10% of the projected benefit obligation was amortized over 2 years.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company can, but is not obligated to, contribute to certain of these plans.

Other Postemployment Benefits

The Company does not have any benefit program which provides retiree health or life insurance benefits.


NOTE J - LITIGATION, COMMITMENTS AND CONTINGENCIES

Business lawsuits have been filed alleging damages for accidents that have arisen in the normal course of operations. As part of the acquisition of the Predecessor, the Company assumed both the outstanding and future product liability exposures related to such operations. As of December 31, 1996, there were approximately 99 lawsuits outstanding alleging damages for injuries or deaths arising from accidents involving forklift products. Most of the foregoing suits are in various stages of pretrial completion, and certain plaintiffs are seeking punitive as well as compensatory damages. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability, based in part upon actuarial determinations, in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks. Effective November 27, 1996, the Company was no longer self-insured for general, workers compensation and auto liability and had various insurance policies with insuring agencies.

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

The Company is involved in various other legal proceedings which have arisen in the normal course of operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company is contingently liable as a guarantor for certain customers' floor plan obligations with financial institutions. As a guarantor, the Company is obligated to purchase equipment which has been repossessed by the financial institution based upon the unamortized principal balance outstanding. The Company records the repossessed inventory at its estimated net realizable value. Any resultant losses are charged against related reserves. The guarantee under such floor plans aggregated approximately $25,000 at December 31, 1996. The Company has recorded reserves based on management's estimates of potential losses arising from these guarantees. Historically, the Predecessor had incurred only minimal losses relating to these arrangements.

The Company is contingently liable for a portion of the residual value of machines sold by the Company to an independent company which subsequently leases those machines to third parties for terms generally ranging from three to five years. At December 31, 1996, November 26, 1996 and December 31, 1995 there was $1,188, $1,065 and $1,453, respectively, of repurchased machines included in inventory. Historically, the Predecessor had made a profit on the subsequent resale of repurchased machines. At December 31, 1996, the maximum contingent liability was approximately $11,000.

The Company is contingently liable on guarantees given by the Predecessor to financial institutions relating to capital loans and other dealer and customer obligations arising in the ordinary conduct of its business. Such guarantees approximated $2,885 at December 31, 1996. Estimated losses, if any, on such guarantees are accrued as a component of the allowance for doubtful accounts. Historically, the Predecessor had not incurred material losses on these guarantees.

To enhance its marketing effort and ensure continuity of its dealer network, the Company's dealer sales agreements obligate the Company to repurchase certain new and unused equipment in the event of a dealer termination. Repurchase agreements included in operating agreements with an independent financial institution have been patterned after those included in the dealer sales agreements, and provide for repurchases of inventory in certain circumstances of dealer default on financing provided by the financial institution to the dealer. Dealer inventory of approximately $170,000 at December 31, 1996, was covered by those operating agreements. Under these agreements, when dealer terminations do occur, a newly selected dealer generally assumes the assets of the prior dealer and any related financial obligations. Historically, the Predecessor had incurred only minimal losses relating to these arrangements.

The Company's outstanding letters of credit totaled $1,637 at December 31, 1996. The letters of credit generally serve as collateral for certain liabilities included in the balance sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

The Company is a wholly-owned subsidiary of Holdings. Other than its investment in the Company, Holdings has no other substantive business activities or operations. Holdings has financed its investment in the Company through the issuance of $7,000 of Junior Subordinated Debentures, bearing interest at 12% per annum and maturing in 2007, $17,000 of preferred stock with an annual cumulative dividend of 12% and $1,000 of common stock. Although the Company has not guaranteed Holdings' debt or preferred stock dividend obligations, or otherwise assumed such obligations, Holdings will look to the Company's assets and cash flows to meet its interest, debt and dividend obligations when and if they are paid.

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------



NOTE K - RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions conducted with Terex:

                                                                 One       Eleven
                                                                Month      Months
                                                                Ended      Ended      Years ended December 31,
                                                              December    November    ------------------------
                                                              31, 1996    26, 1996       1995           1994
                                                              --------    --------    ---------       --------
Distribution expenses                                         $   -       $   6,100   $   7,088       $   6,584
Terex management fee allocation                                   -           5,672       6,996           8,453
Interest expense                                                  -          14,656      16,145          14,361
Interest income                                                   -             150         480             480

The Predecessor utilized the services of the Terex worldwide distribution center for services related to its replacement parts business. Distribution expenses, which are included in cost of goods sold, reflect the charges for those services. This arrangement was continued by the Company subsequent to November 26, 1996 for an annual fee of approximately $6,000.

Sales to affiliated companies were not material in any of the years presented.


NOTE L - GEOGRAPHIC SEGMENT INFORMATION

                                                                 One       Eleven
                                                                Month      Months
                                                                Ended      Ended      Years ended December 31,
                                                              December    November    ------------------------
                                                              31, 1996    26, 1996       1995           1994
                                                              --------    --------    ---------       --------
Sales
   North America                                              $  31,480   $ 286,992   $ 385,611       $ 350,604
   Europe                                                        15,787     126,045     162,396         137,478
   All other                                                        231          85         116          26,800
   Eliminations                                                    (735)     (8,493)    (19,364)        (42,230)
                                                              ---------   ---------   ---------       ---------
     Total                                                    $  46,763   $ 404,629   $ 528,759       $ 472,652
                                                              =========   =========   =========       =========

Income (loss) from operations
   North America                                              $   1,389   $  10,307   $    (523)      $  (8,403)
   Europe                                                           571       3,664       3,973          (5,405)
   All other                                                        (25)       (688)       (379)           (541)
   Eliminations                                                    -           -             (4)            366
                                                              ---------   ---------   ---------       ---------
     Total                                                    $   1,935   $  13,283   $   3,067       $ (13,983)
                                                              =========   =========   =========       =========


Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
-------------------------------------------------------------------------------

                                                                 One       Eleven
                                                                Month      Months
                                                                Ended      Ended      Years ended December 31,
                                                              December    November    ------------------------
                                                              31, 1996    26, 1996       1995           1994
                                                              --------    --------    ---------       --------
Identifiable assets
   North America                                              $ 265,472   $  98,553   $  95,107       $ 107,930
   Europe                                                        89,861      96,595     101,054          91,931
   All other                                                     10,161      10,353       9,650          14,899
   Eliminations                                                 (64,187)    (12,794)    (13,102)        (20,098)
                                                              ---------   ---------   ---------       ---------
     Total                                                    $ 301,307   $ 192,707   $ 192,709       $ 194,662
                                                              =========   =========   =========       =========

Sales between geographic areas are generally priced to recover costs plus a reasonable markup for profit. Operating income equals net sales less direct and allocated operating expenses, excluding interest and other nonoperating items.

The Company is not dependent upon any single customer.


NOTE M - SEVERANCE ACTIONS

The Predecessor announced personnel reductions totaling approximately 134 employees in the North American operations during 1995 as a continuation of the Predecessor's programs to increase manufacturing efficiency, reduce costs and improve liquidity. The Predecessor recorded a combined charge of $3,478 in 1995 for severance costs associated with these actions and additional costs associated with the closing of certain administrative and warehouse facilities. Also during 1995, the Predecessor recorded a charge of $2,500 to recognize the impairment in value of certain properties held for sale in Korea.

In 1994, the Predecessor announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees in its North American and European operations. Also in 1994, the Predecessor announced additional personnel reductions totaling approximately 90 employees in conjunction with the closing of the Korean plant and certain branch sales offices in France. The Predecessor recorded a charge of $6,736 for costs, principally severance costs, associated with these actions. Also in 1994 the Predecessor sold its Drexel forklifts division and realized a pretax gain of $4,742.

Clark Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------


NOTE N - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Balance
                                              at                                                        Balance
                                           beginning                        (1)            (2)          at end
                                           of period      Provision        Other       Deductions      of period
                                           ---------      ---------        -----       ----------      ---------

The Company
One month ended December 31, 1996
Allowance for Doubtful Accounts           $   -          $      164     $      (12)    $   -           $     152
Reserve for Excess/Obsolete Inventory         -                 160            (13)        -                 147


The Predecessor
Eleven months ended November 26, 1996
Allowance for Doubtful Accounts           $    2,867     $       59     $      (48)    $     (740)     $   2,138
Reserve for Excess/Obsolete Inventory          4,713          1,373            (47)        (2,526)         3,513

Year ended December 31, 1995
Allowance for Doubtful Accounts           $    3,600     $     -        $       71     $     (804)     $   2,867
Reserve for Excess/Obsolete Inventory          6,350          2,453             71         (4,161)         4,713

Year ended December 31, 1994
Allowance for Doubtful Accounts           $    4,643     $     -        $      106     $   (1,149)     $   3,600
Reserve for Excess/Obsolete Inventory          6,397          2,383             59         (2,489)         6,350

--------------

(1)  Effect of exchange rate
(2)  Utilization of established reserves, net of recoveries

EXHIBIT INDEX

   Exhibit
   No.                             Description
   ---                             -----------

   3.1 Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

   3.2    By-laws of the Company (incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

   4.1 Indenture dated as of November 27, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

   4.2 Registration Rights Agreement dated as of November 27, 1996 among the Company, Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

   4.3 Form of 103/4% Senior Notes due 2006 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

  10.1 Purchase Agreement dated November 22, 1996 among the Company, Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

  10.2    Loan and Security  Agreement  dated November 27, 1996 by and between Congress Financial Corporation and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

  10.3 Stock and Asset Purchase and Sale Agreement, dated as of November 9, 1996 among Terex Corporation, and certain of its subsidiaries and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

  10.4 Service Agreement dated as of November 27, 1996 between Terex Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

  10.5 Indemnity as to Letters of Credit, Performance Bonds, Appeal Bonds, Guaranties, etc. dated November 27, 1996 by the Company in favor of Terex Corporation, for itself and as successor to CMH Acquisition Corp., CMH Acquisition
          International Corp., Clark Material Handling Company and Clark Material Handling International, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

  10.6 Employment Agreement dated as of November 27, 1996 between Holdings and Dr. Martin M. Dorio (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

  10.7 Tax Sharing Agreement made as of November 27, 1996 between Holdings and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

  10.8    Stock Purchase  Agreement,  dated as of May 27, 1992, by and between Clark Equipment Company and Terex Corporation (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

  10.9 First Amendment to the Stock Purchase Agreement, dated as of July 31, 1992, by and between Clark Equipment Company and Terex Corporation (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.10 Trademark Assignment Agreement, dated as of July 31, 1992, by and between Clark Equipment Company and Clark Material Handling Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.11 Second Amended and Restated General Operating Agreement, dated November 29, 1990, by and between Clark Material Handling Company and Chase Manhattan Leasing Company, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.12 Second Amendment to the Second Amended and Restated General Operating Agreement, dated April 15, 1994, by and among Clark Material Handling Company, Drexel Industries, Inc. and Clark Credit Corporation (incorporated by reference to
          Exhibit 10.12 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.13 Third Amendment to the Second Amended and Restated General Operating Agreement, dated August 1, 1994, by and between Clark Material Handling Company and Clark Credit Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.14 Assignment of Second Amended and Restated General Operating Agreement, dated March 22, 1995, by and between Clark Material Handling Company, Clark Credit Corporation, f/k/a Chase Manhattan Leasing Company, and Associates Commercial Corporation (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.15 Master Software License and Service Agreement, dated May 17, 1996, between Clark Material Handling Company and SDRC Operations (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.16 Letter Agreement, dated October 26, 1995, between Clark Material Handling Company, Manufacturers Distribution Services, Inc. and Maine Rubber International (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.17    MCI  Services  Agreement,  effective  as of  July  1,  1995, between MCI Telecommunications Corporation and Clark Material Handling Company (incorporated by reference to
          Exhibit 10.17 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.18 Agreement for Systems Operations Services, dated as of March 2, 1992, between Clark Material Handling Company and
          Integrated Systems Solutions Corporation, as amended by Amendments #1 through #5 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.19 Supply Agreement, dated December 14, 1994, between Clark Material Handling Company and Funk Manufacturing Company (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.20 Supply Agreement, dated July 1, 1995, between Clark Material Handling Company and Funk Manufacturing Company (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.21 Supply Agreement, dated January 1, 1988, between Clark Material Systems Technology Company and HydroElectric Lift Trucks Inc. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.22 Amendment Agreement, dated March 2, 1992, between Clark Material Handling Company and HydroElectric Lift Trucks, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.23 Second Amendment Agreement, dated September 30, 1992, between Clark Material Handling Company and HydroElectric Lift Trucks, Inc. (incorporated by reference to Exhibit
          10.23 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.24 Agreement, dated June 1, 1983, between Clark Equipment Company and Mitsubishi Corporation, Mitsubishi Heavy Industries, Ltd. and Mitsubishi Motors Corporation, as amended (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.25 Master Contract for Purchase and Sale, dated July 17, 1995, between Clark Material Handling Company and Custom Tool and Manufacturing Company (incorporated by reference to Exhibit
          10.25 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.26 Supply Agreement, dated December 20, 1991, between Clark Material Handling Company and Dixson, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.27    Lease Agreement,  dated as of April 15, 1987, between Vergil
          D. Kelly and Kenny Angelucci and Clark Equipment Company with respect to 172 Trade Street, Lexington, Kentucky, as amended by Amendment #1 to Lease dated April 15, 1987 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.28 Standard Form Dealer Sales Agreements between Clark Material Handling Company and domestic dealer entities (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.29 Agreement, dated as of September 12, 1995, by and between Clark Material Handling Company and Nissan Forklift Corporation, North America (incorporated by reference to
          Exhibit 10.29 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 10.30 License Agreement dated as of November 27, 1996 between Holdings and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 12.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

 27       Financial Data Schedule