Form 10-Q
period 1997-03-31
CLARK MATERIAL HANDLING CO
filed 1997-05-15
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission File Number 333-18957

                         CLARK Material Handling Company
             (Exact name of registrant as specified in its charter)

               Delaware                                        61-1312827
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      172 Trade Street, Lexington, Kentucky                      40511
      (Address of principal executive offices)                 (Zip Code)

                                 (606) 288-1200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 30, 1997, there were 1,000 shares of the registrant's common stock, par value $1.00 per share, outstanding, all of which were owned by an affiliate of the registrant.

                         CLARK MATERIAL HANDLING COMPANY

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION:

            Item 1.      Financial Statements

                Consolidated Balance Sheet -
                         March 31, 1997 and December 31, 1996                2

                Consolidated Statement of Operations -
                         Three months March 31, 1997 and 1996                3

                Consolidated Statement of Cash Flows -
                         Three months ended March 31, 1997 and 1996          4

                Notes to Consolidated Financial Statements                   5

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations       6

PART II.    OTHER INFORMATION

            Item 1.      Legal Proceedings                                   8

            Item 2.      Change in Securities                                8

            Item 3.      Defaults Upon Senior Securities                     8

            Item 4.      Submission of Matter to a Vote of
                         Security Holders                                    8

            Item 5.      Other Information.                                  8

            Item 6.      Exhibits and Reports on Form 8-K                    8

            SIGNATURES                                                      10

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.

                         CLARK Material Handling Company
                           Consolidated Balance Sheet
                                 (in thousands)

                                                                                          The Company
                                                                              ----------------------------------
                                                                                 March 31,        December 31,
                                                                                   1997                1996
                                                                              ---------------    ---------------
                                                                                (unaudited)
Current assets
   Cash and cash equivalents                                                  $        17,498    $        16,554
   Cash securing letters of credit                                                        245              1,092
   Net trade receivables                                                               39,530             38,154
   Net inventories                                                                     62,880             60,441
   Other current assets                                                                 5,538              6,255
                                                                              ---------------    ---------------

           Total current assets                                                       125,691            122,496
Long-term assets
   Property, plant and equipment-net                                                   48,125             51,014
   Goodwill, net of accumulated amortization of $924
    at March 31, 1997 and $231 at December 31, 1996                                   109,636            109,311
   Other assets                                                                        17,982             18,486
                                                                              ---------------    ---------------

           Total assets                                                       $       301,434    $       301,307
                                                                              ===============    ===============

Current liabilities
   Notes payable                                                              $         7,211    $         3,246
   Current portion of capital lease obligations                                         2,215              2,407
   Trade accounts payable                                                              52,861             53,562
   Accrued compensation and benefits                                                    4,940              5,319
   Accrued warranties and product liability                                            19,745             23,383
   Other current liabilities                                                           11,192              9,489
                                                                              ---------------    ---------------

           Total current liabilities                                                  98,164              97,406
Non-current liabilities
   Senior notes payable                                                               130,000            130,000
   Capital lease obligations, less current portion                                      3,312              3,600
   Accrued warranties and product liability                                            34,360             30,826
   Other non-current liabilities                                                       14,419             14,402
                                                                              ---------------    ---------------

           Total liabilities                                                          280,255            276,234
                                                                              ---------------    ---------------

Commitments and contingencies
Stockholder's equity
   Common stock, par value $1 per share,
    1,000 shares authorized, issued and outstanding                                         1                  1
   Paid-in-capital                                                                     24,999             24,999
   Retained earnings                                                                      761                535
   Cumulative translation adjustment                                                   (4,582)              (462)
                                                                              ---------------    ---------------

   Total stockholder's equity                                                          21,179             25,073
                                                                              ---------------    ---------------

Total liabilities and stockholder's equity                                    $       301,434    $       301,307
                                                                              ===============    ===============

            See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                           and Predecessor Businesses
                      Consolidated Statement of Operations
                                 (in thousands)

                                                                      The Company         Predecessor
                                                                      -----------         -----------
                                                                     Three Months        Three Months
                                                                         Ended                Ended
                                                                        March 31,           March 31,
                                                                         1997                1996
                                                                      ------------       ------------
                                                                       (unaudited)       (unaudited)

Net sales                                                             $    110,745       $    108,762
Cost of goods sold                                                          98,111             97,388
                                                                      ------------       ------------

   Gross profit                                                             12,634             11,374

Engineering, selling and administrative expenses                             8,765              7,297

Parent company management fees                                                -                 1,566
                                                                      ------------       ------------

   Total engineering selling and administrative expenses                     8,765              8,863
                                                                      ------------       ------------

   Income from operations                                                    3,869              2,511

Other income (expense):
   Interest income                                                             257                 43
   Interest expense                                                         (3,938)               (99)
   Allocated interest expense from parent company                             -                (4,390)
   Amortization interest expense from parent company                          -                  (100)
   Other income (expense)-net                                                   75               (459)
                                                                      ------------       ------------

   Income (loss) before income taxes                                           263             (2,494)

Provision for income taxes                                                      37               -
                                                                      ------------       ------------
   Net income (loss)                                                  $        226       $     (2,494)
                                                                      ============       ============









            See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                           and Predecessor Businesses
                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                The Company         Predecessor
                                                                                -----------         -----------
                                                                               Three Months         Three Months
                                                                                   Ended               Ended
                                                                                 March 31,           March 31,
                                                                                   1997                1996
                                                                                (unaudited)         (unaudited)

Operating activities:
   Net income (loss)                                                          $           226    $        (2,494)
   Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Depreciation and amortization                                                     2,740              2,767
      Changes in operating assets and liabilities:
        Restricted cash                                                                   767               (366)
        Trade receivables                                                              (6,466)             1,190
        Net inventories                                                                    24              2,729
        Trade accounts payable                                                          1,022             (1,035)
        Accrued compensation and benefits                                                (596)               168
        Accrued warranties and product liability                                          107                189
        Other assets and liabilities, net                                               4,466             (1,121)
                                                                              ---------------    ---------------
           Net cash provided by operating activities                                    2,290              2,027
                                                                              ---------------    ---------------
Investing activities - capital expenditures                                              (761)              (940)
                                                                              ---------------    ---------------
Financing activities, net                                                                (109)              (567)
                                                                              ---------------    ---------------
Effect of exchange rate changes on cash and cash equivalents                             (476)              (565)
                                                                              ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                      944                (45)
Cash and cash equivalents at beginning of period                                       16,554                819
                                                                              ---------------    ---------------

Cash and cash equivalents at end of period                                    $        17,498    $           774
                                                                              ===============    ===============






            See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                           and Predecessor Businesses
                     Notes to Unaudited Financial Statements


1. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of CLARK Material Handling Company (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Inventories consist of the following:


                                               March 31,         December 31,
                                                 1997                1996

         Finished equipment                 $        10,215    $        12,797
         Replacement parts                           22,553             24,107
         Work-in-progress                             5,201              1,402
         Raw materials and supplies                  24,911             22,135
                                            ---------------    ---------------

              Net inventories               $        62,880    $        60,441
                                            ===============    ===============


3. There have been no material changes in the status of the Company's various legal proceedings or its other contingent obligations since December 31, 1996.

4. On February 28, 1997, the Company purchased substantially all the assets of HLT (Hydroelectric Lift Trucks) a supplier of upright material handling equipment, for $5 million. Assets acquired included $3.9 million of inventory and $1.1 million of equipment and tooling. The purchase was financed through a short-term note maturing in the second quarter of 1997. The Company is leasing the former company's facility and is continuing production of the equipment, primarily for its own use. The acquisition was not significant and pro forma data is not presented because it is not material.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K as of and for each of the three years in the period ended December 31, 1996.

General

The Company is a leading international designer, manufacturer and marketer of a complete line of forklift trucks, which it markets through a global network of 285 dealers. The Company's large installed base, which management estimates to be approximately 350,000 units in operation worldwide, provides for substantial ongoing replacement part sales, which typically generate significantly higher gross margins than new product sales.

Results of Operations

Three months ended March 31, 1997, compared to the three months ended March 31, 1996:

Net Sales

Net sales were $110.7 million for the three months ended March 31, 1997, an increase of $1.9 million or 1.7% from $108.8 million for the same period is 1996. Machines sales increased 3.6% while parts sales declined 4.3%. Machine unit sales in North America increased 12.0% due to the stronger market while European machine unit sales were off 11.0%.

North American parts sales were about the same as the prior year while parts sales declined in Europe due to a combination of lower activity levels and increased competition.

Gross Profit

Gross profit increased $1.2 million (10.5%) to $12.6 million in the first quarter of 1997 compared to $11.4 in the first quarter of 1996. Cost reduction programs, mainly in material costs, favorable pricing offset by lower parts margin, and favorable efficiencies due to higher production resulted in this gross profit increase.

Engineering, Selling and Administrative Expense

Engineering, selling and administrative expense decreased $.1 million to $8.8 million for the first quarter of 1997 from $8.9 million (including parent company management fees) during the same period of 1996. Increases in engineering and selling expense were offset by decreases in administrative expenses. Administrative expenses were approximately $1.2 million lower due to net savings resulting from the purchase of the Company from it's previous owner.

Income from Operations

Income from operations increased $1.4 million to $3.9 million for the three months ended March 31, 1997, compared to $2.5 million for the same period in 1996 due to the reasons discussed above.

Interest and Other Costs

Net interest and other expense of the Company was $3.6 million during the three months ended March 31, 1997, while the Predecessor incurred net interest and other expense of $5.0 million during the three months ended March 31, 1996. The Predecessor's parent charged the Predecessor more interest costs than the Company presently incurs as an independent entity.

Net Income (Loss)

The Company reported net income of $.2 million during the three months ended March 31, 1997 while the Predecessor recorded a loss of $2.5 million for the same period in 1996. Higher operating profit and reduced interest and other costs resulted in net income during the first quarter of 1997.

Backlog

The Company's backlog of orders at March 31, 1997, was $90.4 million, up 6.2% from March 31, 1996, at $85.1 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Condition

The Company's financial condition and working capital did not change significantly at March 31, 1997 from December 31, 1996. Declines in the value of the German Deutsche-mark reduced the assets and liabilities of the Company's German operations; these declines were offset by increases domestically. The fluctuation in the German currency resulted in a substantial increase in the currency translation amount included within stockholder's equity. Cash provided by operating activities was $2.3 million, and the Company's cash levels remained consistent with December 31, 1996 levels. Capital expenditures totaled $0.8 million for the three months ended March 31, 1997. In addition, the Company purchased substantially all the assets of HLT on February 28, 1997 in exchange for a $5.0 million short-term note which matures in the second quarter of 1997. The Company was not required to borrow any funds under its $30 million line of credit during the quarter, and the full amount of credit under the line remained available at March 31, 1997. The Company's ability to incur additional indebtedness is somewhat restricted by the covenants set forth in the Company's borrowing arrangements.

In addition to paying the note issued to acquire HLT, the Company will be required to make its first interest payment of $7.0 million on its 10 3/4% Senior Notes on May 15, 1997. Existing cash levels are expected be sufficient to meet these cash requirements; additionally, management believes that existing cash levels and the $30 million line of credit will be sufficient to meet the Company's needs for the next twelve months.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

Except for the legal proceedings reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for which there have been no material developments, the Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

Item 2.           Changes in Securities.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits and Reports on Form 8-K

        (a) Exhibits

              Exhibit No.     Description
              -----------     -----------

                3.1 Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

                3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

                4.1 Indenture dated as of November 27, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S- 4, Registration No. 333-18957)

                4.2 Registration Rights Agreement dated as of November 27, 1996 among the Company, Jefferies & Company, Inc. and Bear Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

                4.3           Form of 10 3/4% Senior Notes due 2006 (included in
                              Exhibit 4.1)

                27            Financial Data Schedule

        (b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CLARK MATERIAL HANDLING COMPANY


Date: May 15, 1997               By: /s/ Joseph F. Lingg
                                    --------------------------------------------
                                    Joseph F. Lingg
                                    Vice President, Finance, Human Resources
                                      and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

          Exhibit No.                         Description
          -----------                         -----------

              3.1 Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

              3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

              4.1 Indenture dated as of November 27, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

              4.2 Registration Rights Agreement dated as of November 27, 1996 among the Company, Jefferies & Company, Inc. and Bear Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

              4.3             Form of 10 3/4% Senior Notes due 2006 (included in
                              Exhibit 4.1)

              27              Financial Data Schedule