Form 10-Q
period 1997-08-13
CLARK MATERIAL HANDLING CO
filed 1997-08-14
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                         CLARK MATERIAL HANDLING COMPANY

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION:


         Item 1.   Financial Statements                                     2

            Consolidated Balance Sheet -
                   June 30, 1997 and December 31, 1996                      2

            Consolidated Statement of Operations -
                   Three Months ended June 30, 1997 and 1996                3

            Consolidated Statement of Operations -
                   Six months ended June 30, 1997 and 1996                  4

            Consolidated Statement of Cash Flows -
                   Six months ended June 30, 1997 and 1996                  5

            Notes to Consolidated Financial Statements                      6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            7

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                       10

         Item 2.   Change in Securities                                    10

         Item 3.   Defaults Upon Senior Securities                         10

         Item 4.   Submission of Matter to a Vote of Security Holders      10

         Item 5.   Other Information.                                      10

         Item 6.   Exhibits and Reports on Form 8-K                        10

         SIGNATURES                                                        11

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                         CLARK Material Handling Company
                           Consolidated Balance Sheet
                                 (in thousands)
                                   (unaudited)

                                                                                        The Company
                                                                            ------------------------------------
                                                                                 June 30,           December 31,
                                                                                   1997                 1996
                                                                            ----------------     ---------------
Current assets
  Cash and cash equivalents                                                   $       16,152      $      16,554
  Cash securing letters of credit                                                        189              1,092
  Net trade receivables                                                               37,130             38,154
  Net inventories                                                                     61,999             60,441
  Other current assets                                                                 5,200              6,255
                                                                              ---------------    --------------

         Total current assets                                                        120,670            122,496

Long-term assets
  Property, plant and equipment-net                                                   46,736             51,014
  Goodwill, net of accumulated amortization of $1,574
    at June 30, 1997 and $231 at December 31, 1996                                   108,962            109,311
  Other assets                                                                        17,355             18,486
                                                                              --------------     --------------

         Total assets                                                         $      293,723     $      301,307
                                                                              ==============     ==============

Current liabilities
  Notes payable$                                                                       2,456     $        3,246
  Current portion of capital lease obligations                                         2,124              2,407
  Trade accounts payable                                                              52,760             53,562
  Accrued compensation and benefits                                                    5,251              5,319
  Accrued warranties and product liability                                            19,758             23,383
  Other current liabilities                                                            8,076              9,489
                                                                              --------------     --------------

         Total current liabilities                                                    90,425             97,406

Non-current liabilities
  Senior notes payable                                                               130,000            130,000
  Capital lease obligations, less current portion                                      3,199              3,600
  Accrued warranties and product liability                                            35,744             30,826
  Other non-current liabilities                                                       13,881             14,402
                                                                              --------------     --------------

         Total liabilities                                                           273,249            276,234
                                                                              --------------     --------------

Commitments and contingencies                                                            -                  -
Stockholder's equity
  Common stock, par value $1 per share,
   1,000 shares authorized, issued and outstanding                                         1                  1
  Paid-in-capital                                                                     24,999             24,999
  Retained earnings                                                                    1,837                535
  Cumulative translation adjustment                                                   (6,363)              (462)
                                                                              ---------------    ---------------

Total stockholder's equity                                                            20,474             25,073
                                                                              ---------------    --------------

Total liabilities and stockholder's equity                                    $       293,723    $      301,307
                                                                              ===============    ==============

            See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                           and Predecessor Businesses
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                                                The Company         Predecessor
                                                                                -----------         -----------
                                                                                Three Months        Three Months
                                                                                   Ended               Ended
                                                                                  June 30,            June 30,
                                                                                   1997                1996
                                                                                ------------        ------------
Net sales                                                                     $       118,988    $       115,429
Cost of goods sold                                                                    105,399            102,430
                                                                              ---------------    ---------------

  Gross profit                                                                         13,589             12,999

Engineering, selling and administrative expenses                                        8,716              6,818

Parent company management fees                                                           -                 1,568
                                                                              ---------------    ---------------


  Total engineering selling and administrative expenses                                 8,716              8,386
  Income from operations                                                                4,873              4,613

Other income (expense):
  Interest income                                                                         252                 33
  Interest expense                                                                     (3,590)               (49)
  Allocated interest expense from parent company                                         -                (4,367)
  Amortization interest expense from parent company                                      -                   (93)
  Other income (expense)-net                                                             (272)               367
                                                                              ----------------    --------------

  Income (loss) before income taxes                                                     1,263                504

Provision for income taxes                                                                187               -
                                                                              ---------------    ---------------

  Net income (loss)                                                           $         1,076    $           504
                                                                              ===============    ===============


            See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                           and Predecessor Businesses
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)


                                                                                The Company         Predecessor
                                                                                -----------         -----------
                                                                                Six Months          Six Months
                                                                                  Ended               Ended
                                                                                 June 30,            June 30,
                                                                                   1997                1996
                                                                                -----------         -----------
Net sales                                                                     $       229,733    $       224,191
Cost of goods sold                                                                    203,510            199,818
                                                                              ---------------    ---------------

  Gross profit                                                                         26,223             24,373

Engineering, selling and administrative expenses                                       17,481             14,115

Parent company management fees                                                           -                 3,134
                                                                              ---------------    ---------------


  Total engineering selling and administrative expenses                                17,481             17,249
  Income from operations                                                                8,742              7,124

Other income (expense):
  Interest income                                                                         509                 76
  Interest expense                                                                     (7,528)              (148)
  Allocated interest expense from parent company                                         -                (8,757)
  Amortization interest expense from parent company                                      -                  (193)
  Other income (expense)-net                                                             (197)               (92)

                                                                              ---------------    ----------------
  Income (loss) before income taxes                                                     1,526             (1,990)

Provision for income taxes                                                                224               -
                                                                              ---------------    ----------------

  Net income (loss)                                                          $          1,302    $        (1,990)
                                                                              ===============    ================



                  See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                           and Predecessor Businesses
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                The Company         Predecessor
                                                                                -----------         -----------
                                                                                Six Months          Six Months
                                                                                  Ended               Ended
                                                                                 June 30,            June 30,
                                                                                   1997                1996
                                                                                ----------          ----------
Operating activities:
  Net income (loss)                                                           $       1,302      $        (1,990)
  Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
     Depreciation and amortization                                                    6,456                6,188
     Changes in operating assets and liabilities:
       Restricted cash                                                                  802                 (435)
       Trade receivables                                                             (1,817)              (3,920)
       Net inventories                                                                  241                5,492
       Trade accounts payable                                                           805                  138
       Accrued compensation and benefits                                                 78                  386
       Accrued warranties and product liability                                       1,435               (1,082)
       Other assets and liabilities, net                                             (1,277)              (1,765)
                                                                              --------------     ----------------

         Net cash provided by operating activities                                    8,025                3,012
                                                                              --------------     ----------------

Investing activities - capital expenditures                                           2,603)              (1,853)
                                                                              --------------    -----------------

Financing activities - repayment of notes payable, net                               (5,129)                (704)
                                                                              --------------    -----------------

Effect of exchange rate changes on cash and cash equivalents                           (695)                (749)
                                                                              --------------    -----------------

Net increase (decrease) in cash and cash equivalents                                   (402)                (294)
Cash and cash equivalents at beginning of period                                     16,554                  819
                                                                              --------------    -----------------

Cash and cash equivalents at end of period                                    $      16,152     $            525
                                                                              ==============    =================



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

2.   Inventories consist of the following:

                                                 June 30,          December 31,
                                                   1997                1996
                                                 --------          ------------

     Finished equipment                          $   10,477        $     12,797
     Replacement parts                               21,837              24,107
     Work-in-progress                                 5,669               1,402
     Raw materials and supplies                      24,016              22,135
                                                 ----------        ------------

       Net inventories                           $   61,999        $     60,441
                                                 ==========        ============

3. There have been no material changes in the status of the Company's legal proceedings or its other contingent obligations since December 31, 1996.

4. On February 28, 1997, the Company purchased substantially all the assets of HLT (Hydroelectric Lift Trucks) a supplier of upright material handling equipment, for $5 million. Assets acquired included $3.9 million of inventory and $1.1 million of equipment and tooling. The purchase was financed through a short-term note which was paid in the second quarter of 1997. The Company is leasing the former company's facility and is continuing production of the equipment, primarily for its own use. The acquisition was not significant and pro forma data is not presented because it is not material.

5. The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S. and Germany and exports products to more than 50 countries worldwide. The Company's foreign sales, the majority of which occur in Germany, are subject to exchange rate volatility. The Company has not historically hedged its foreign currency risk.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

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

Results of Operations

Three months ended June 30, 1997, compared to the three months ended June 30, 1996:

Net Sales
---------

Net sales were $119.0 million for the three months ended June 30, 1997, an increase of $3.6 million or 3.1% from $115.4 million for the same period in 1996. Machines sales increased 3.4% while parts sales increased 1.9%. Machine unit sales in North America increased 5.3% due to the continuing strong North American market while European machine unit sales also increased by 6.9% due to a strengthening European market.

Gross Profit
------------

Gross profit increased $0.6 million (4.6%) to $13.6 million in the second quarter of 1997 compared to $13.0 million in the second quarter of 1996. Cost reduction programs, mainly in material costs, and favorable efficiencies due to higher sales and production levels resulted in this increase in gross profit.

Engineering, Selling and Administrative Expense
-----------------------------------------------

Engineering, selling and administrative expense increased $0.3 million to $8.7 million for the second quarter of 1997 from $8.4 million (including parent company management fees) during the same period of 1996. Increases in engineering, information systems, and selling expense to support the Company's growth objectives were offset by decreases in administrative expenses. Administrative expenses decreased by approximately $1.2 million due to net savings resulting from the purchase of the Company from it's previous owner.

Income from Operations
----------------------

Income from operations increased $0.3 million to $4.9 million for the three months ended June 30, 1997, compared to $4.6 million for the same period in 1996 due to the reasons discussed above.

Interest and Other Costs
------------------------

Net interest and other expense of the Company was $3.6 million during the three months ended June 30, 1997, while the predecessor to the Company (the "Predecessor") incurred net interest and other expense of

$4.1 million during the three months ended June 30, 1996. The Predecessor's parent charged the Predecessor more interest costs than the Company presently incurs as an independent entity.

Net Income (Loss)
-----------------

The Company reported net income of $1.1 million during the three months ended June 30, 1997 while the Predecessor recorded a net income of $0.5 million for the same period in 1996. Higher operating profit and reduced interest and other costs resulted in higher net income during the second quarter of 1997.

Results of Operations
---------------------

Six months ended June 30, 1997, compared to the six months ended June 30, 1996:

Net Sales
---------

Net sales were $229.7 million for the six months ended June 30, 1997, an increase of $5.5 million or 2.5% from $224.2 million for the same period in 1996. Machines sales increased 3.5% while parts sales declined 1.4%. Machine unit sales in North America increased 8.6% due to the stronger North American market while European machine unit sales decreased by 2.3%.

North American parts sales were greater than those of the prior year by 1.7% while parts sales declined in Europe due to a combination of lower activity levels and increased competition.

Gross Profit
------------

Gross profit increased $1.8 million (7.4%) to $26.2 million in the first six months of 1997 compared to $24.4 in the first quarter of 1996. Cost reduction programs, mainly in material costs, and favorable efficiencies due to higher sales and production levels resulted in this increase in gross profit.

Engineering, Selling and Administrative Expense
-----------------------------------------------

Engineering, selling and administrative expense remained about the same at $17.5 million for the first half of 1997 compared to the same period of 1996. Increases in engineering and selling expense to support the Company's growth objectives were offset by decreases in administrative expenses. In the first half of 1997, administrative expenses were approximately $2.3 million lower than in the first half of 1996 due to net savings resulting from the purchase of the Company from it's previous owner.

Income from Operations
----------------------

Income from operations increased $1.6 million (or 22.5%) to $8.7 million for the six months ended June 30, 1997, compared to $7.1 million for the same period in 1996 due to the reasons discussed above.

Interest and Other Costs
------------------------

Net interest and other expense of the Company was $7.2 million during the six months ended June 30, 1997, while the Predecessor incurred net interest and other expense of $9.1 million during the six months ended June 30, 1996. The Predecessor's parent charged the Predecessor more interest costs than the Company presently incurs as an independent entity.

Net Income (Loss)
-----------------

The Company reported net income of $1.3 million during the six months ended June 30, 1997 while the Predecessor recorded a loss of $2.0 million for the same period in 1996. Higher operating profit and reduced interest and other costs resulted in net income during the first half of 1997 as compared to the same period in 1996.

Backlog

The Company's backlog of orders at June 30, 1997 was $97.4 million, up 25.5% from June 30, 1996, when the backlog of orders was $77.6 million, due to stronger market conditions. Substantially all of the Company's backlog of orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Condition

The Company's financial condition and working capital did not change significantly at June 30, 1997 from December 31, 1996. Declines in the value of the German Deutsche-mark reduced the working capital of the Company's German operations; these declines were offset by increases in domestic working capital. The fluctuation in the German currency resulted in a substantial increase in the currency translation amount included within stockholder's equity. Cash provided by operating activities was $8.0 million, and the Company's cash levels remained consistent with December 31, 1996 levels. Capital expenditures totaled $2.7 million for the six months ended June 30, 1997. In addition, the Company purchased substantially all the assets of Hydroelectric Lift Trucks ("HLT") on February 28, 1997 in exchange for a $5.0 million short-term note which matured and was paid in the second quarter of 1997. The Company was not required to borrow any funds under its $30 million line of credit during the quarter, and the full amount of credit under the line remained available at June 30, 1997. The Company's ability to incur additional indebtedness is somewhat restricted by the covenants set forth in the Company's borrowing arrangements.

In addition to paying the note issued to acquire HLT, the Company made its first interest payment of $6.5 million on its 10 3/4% Senior Notes on May 15, 1997. Management believes that existing cash levels and the $30 million line of credit will be sufficient to meet the Company's needs for the next twelve months.

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

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits
          --------

          Exhibit No.               Description
          -----------               -----------

          27                        Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CLARK MATERIAL HANDLING COMPANY




Date:  August 14, 1997          By: /s/ Joseph F. Lingg
                                    --------------------------------------------
                                    Joseph F. Lingg
                                    Vice President, Finance, Human Resources
                                      and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                                                  Description
-----------                                                  -----------

27                                                      Financial Data Schedule