Form 10-Q
period 1997-09-30
CLARK MATERIAL HANDLING CO
filed 1997-11-14
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
          (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 31, 1997, there were 1,000 shares of the registrant's common stock, par value $1.00 per share, outstanding, all of which were owned by an affiliate of the registrant.

                         CLARK MATERIAL HANDLING COMPANY

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION:

          Item 1.      Financial Statements                                2

              Consolidated Balance Sheet -
                       September 30, 1997 and December 31, 1996            2

              Consolidated Statement of Operations -
                       Three months September 30, 1997 and 1996            3

              Consolidated Statement of Operations -
                       Nine months September 30, 1997 and 1996             4

              Consolidated Statement of Cash Flows -
                       Nine months ended September 30, 1997 and 1996       5

              Notes to Consolidated Financial Statements                   6

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       7

PART II.  OTHER INFORMATION

          Item 1.      Legal Proceedings                                  11

          Item 2.      Change in Securities                               11

          Item 3.      Defaults Upon Senior Securities                    11

          Item 4.      Submission of Matter to a Vote of
                       Security Holders                                   11

          Item 5.      Other Information                                  11

          Item 6.      Exhibits and Reports on Form 8-K                   11

          SIGNATURES                                                      12

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                   CLARK Material Handling Company
                                     Consolidated Balance Sheet
                                           (in thousands)
                                             (unaudited)


                                                                              The Company
                                                                 -----------------------------------
                                                                    September 30,      December 31,
                                                                         1997              1996
                                                                 ------------------   --------------
Current assets
   Cash and cash equivalents                                       $        13,596    $       16,554
   Cash securing letters of credit                                             359             1,092
   Net trade receivables                                                    41,409            38,154
   Net inventories                                                          65,097            60,441
   Other current assets                                                      5,848             6,255
                                                                   ---------------    --------------

           Total current assets                                            126,309           122,496

Long-term assets
   Property, plant and equipment-net                                        46,140            51,014
   Goodwill, net of accumulated amortization of $2,249
     at September 30, 1997 and $231 at December 31, 1996                   108,452           109,311
   Other assets                                                             18,477            18,486
                                                                   ---------------    --------------

           Total assets                                            $       299,378    $      301,307
                                                                   ===============    ==============

Current liabilities
   Notes payable                                                   $         2,040    $        3,246
   Current portion of capital lease obligations                              2,691             2,407
   Trade accounts payable                                                   51,693            53,562
   Accrued compensation and benefits                                         5,877             5,319
   Accrued warranties and product liability                                 19,447            23,383
   Other current liabilities                                                12,699             9,489
                                                                   ---------------    --------------

           Total current liabilities                                        94,447            97,406

Non-current liabilities
   Senior notes payable                                                    130,000           130,000
   Capital lease obligations, less current portion                           4,053             3,600
   Accrued warranties and product liability                                 36,912            30,826
   Other non-current liabilities                                            11,957            14,402
                                                                   ---------------    --------------

           Total liabilities                                               277,369           276,234
                                                                   ---------------    --------------

Commitments and contingencies                                                                 -
Stockholder's equity
   Common stock, par value $1 per share,
    1,000 shares authorized, issued and outstanding                              1                 1
   Paid-in-capital                                                          24,999            24,999
   Retained earnings                                                         3,790               535
   Cumulative translation adjustment                                        (6,781)             (462)
                                                                   ---------------    --------------

   Total stockholder's equity                                               22,009            25,073
                                                                   ---------------    --------------

Total liabilities and stockholder's equity                         $       299,378    $      301,307
                                                                   ===============    ==============

                             See accompanying notes to unaudited financial statements.

                                   CLARK Material Handling Company
                                     and Predecessor Businesses
                                Consolidated Statement of Operations
                                           (in thousands)
                                             (unaudited)


                                                                                The Company   |      Predecessor
                                                                                -----------   |      -----------
                                                                               Three Months   |     Three Months
                                                                                   Ended      |         Ended
                                                                                 Sept. 30,    |       Sept. 30,
                                                                                   1997       |         1996
                                                                                 ---------    |       ---------
                                                                                              |
Net sales                                                                     $      120,646  |  $       110,698
Cost of goods sold                                                                   106,291  |           97,479
                                                                              --------------  |  ---------------
                                                                                              |
   Gross profit                                                                       14,355  |           13,219
                                                                                              |
Engineering, selling and administrative expenses                                       9,047  |            7,894
                                                                                              |
Parent company management fees                                                          -     |            1,567
                                                                              --------------  |  ---------------
                                                                                              |
                                                                                              |
   Total engineering selling and administrative expenses                               9,047  |            9,461
                                                                              --------------  |  ---------------
   Income from operations                                                              5,308  |            3,758
                                                                                              |
Other income (expense):                                                                       |
   Interest income                                                                       200  |               50
   Interest expense                                                                   (3,699) |             (130)
   Allocated interest expense from parent company                                       -     |           (4,418)
   Amortization interest expense from parent company                                    -     |             (145)
   Other income (expense)-net                                                            262  |               (5)
                                                                              --------------  |  ----------------
                                                                                              |
   Income (loss) before income taxes                                                   2,071  |             (890)
                                                                                              |
Provision for income taxes                                                               118  |             -
                                                                              --------------  |  ----------------
                                                                                              |
   Net income (loss)                                                          $        1,953  |  $          (890)
                                                                              ==============  |  ================


                                     See accompanying notes to unaudited financial statements.

                                   CLARK Material Handling Company
                                     and Predecessor Businesses
                                Consolidated Statement of Operations
                                           (in thousands)
                                             (unaudited)


                                                                                The Company    |    Predecessor
                                                                                Nine Months    |    Nine Months
                                                                                   Ended       |       Ended
                                                                                 Sept. 30,     |     Sept. 30,
                                                                                   1997        |       1996
                                                                                 ---------     |     ---------
                                                                                               |
Net sales                                                                     $       350,379  | $       334,889
Cost of goods sold                                                                    309,801  |         297,297
                                                                              ---------------  | ---------------
                                                                                               |
   Gross profit                                                                        40,578  |          37,592
                                                                                               |
Engineering, selling and administrative expenses                                       26,528  |          22,009
                                                                                               |
Parent company management fees                                                           -     |           4,701
                                                                              ---------------  | ---------------
                                                                                               |
   Total engineering selling and administrative expenses                               26,528  |          26,710

   Income from operations                                                              14,050  |          10,882
                                                                                               |
Other income (expense):                                                                        |
   Interest income                                                                        709  |             126
   Interest expense                                                                   (11,227) |            (278)
   Allocated interest expense from parent company                                        -     |         (13,175)
   Amortization interest expense from parent company                                     -     |            (338)
   Other income (expense)-net                                                              65  |             (97)
                                                                              ---------------  | ---------------
                                                                                               |
   Income (loss) before income taxes                                                    3,597  |          (2,880)
                                                                                               |
Provision for income taxes                                                                342  |            -
                                                                              ---------------  | ------------
                                                                                               |
   Net income (loss)                                                          $         3,255  | $        (2,880)
                                                                              ===============  | ===============




                                     See accompanying notes to unaudited financial statements.

                                   CLARK Material Handling Company
                                     and Predecessor Businesses
                                Consolidated Statement of Cash Flows
                                           (in thousands)
                                             (unaudited)

                                                                                The Company    |    Predecessor
                                                                                Nine Months    |    Nine Months
                                                                                   Ended       |       Ended
                                                                                 Sept. 30,     |     Sept. 30,
                                                                                   1997        |       1996
                                                                                 ---------     |     ---------
                                                                                               |
Operating activities:                                                                          |
   Net income (loss)                                                          $        3,255   | $     (2,880)
   Adjustments to reconcile net income (loss) to cash                                          |
    provided by operating activities:                                                          |
      Depreciation and amortization                                                    9,276   |        8,839
      Changes in operating assets and liabilities:                                             |
        Restricted cash                                                                  607   |         (221)
        Trade receivables                                                             (6,290)  |          588
        Net inventories                                                               (2,973)  |        5,467
        Trade accounts payable                                                          (169)  |       (9,733)
        Accrued compensation and benefits                                                715   |          326
        Accrued warranties and product liability                                       2,302   |       (1,239)
        Other assets and liabilities, net                                                894   |        4,179
                                                                              --------------   | ------------
                                                                                               |
           Net cash provided by operating activities                                   7,617   |        5,326
                                                                              --------------   | ------------
                                                                                               |
Investing activities - capital expenditures                                           (3,977)  |       (2,396)
                                                                              --------------   | ------------
                                                                                               |
Financing activities - repayment of notes payable, net                                (5,816)  |         (892)
                                                                              --------------   | ------------
                                                                                               |
Effect of exchange rate changes on cash and cash equivalents                            (782)  |       (1,433)
                                                                              --------------   | ------------
                                                                                               |
Net increase (decrease) in cash and cash equivalents                                  (2,958)  |          605
Cash and cash equivalents at beginning of period                                      16,554   |          819
                                                                              --------------   | ------------
                                                                                               |
Cash and cash equivalents at end of period                                    $       13,596   | $      1,424
                                                                              ==============   | ============






                                See accompanying notes to unaudited financial statements.

                                                           5

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

2.   Inventories consist of the following:

                                                  Sept. 30,        December 31,
                                                    1997              1996
                                                 -----------      -------------

         Finished equipment                      $   11,054        $   12,797
         Replacement parts                           22,565            24,107
         Work-in-process                              7,283             1,402
         Raw materials and supplies                  24,195            22,135
                                                 ----------        ----------

              Net inventories                    $   65,097        $   60,441
                                                 ==========        ==========

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

5. On November 7, 1997 the Company closed on its acquisition of substantially all of the assets and certain liabilities of Blue Giant USA Corporation
     (BGU) and Blue Giant Canada Limited (BGC), respectively (collectively, the Blue Giant Companies) in two separate purchase business combinations with an effective date of November 1, 1997. Although separate legal entities, BGU and BGC are under the common control of substantially the same stockholder group. The primary assets acquired included accounts receivable, inventories and fixed assets while the primary liabilities assumed included accounts payables and accrued liabilities related to the ongoing business. The Blue Giant Companies' bank indebtedness, notes payable to shareholders and tax obligations were not assumed by the Company. The purchase price for the acquisition comprised $9,365,000 in cash (of which $200,000 was paid to a shareholder of the Blue Giant Companies under a non compete agreement), an obligation payable over three years totaling $1,104,626 under a non compete agreement with another shareholder of the Blue Giant Companies and related out of pocket expenses of approximately $300,000.

     Other than this transaction, there is no material relationship between the Company and the Blue Giant Companies or its stockholders.

     The Blue Giant Companies are engaged in the manufacturing and sale of material handling equipment in the United States, Canada and for export to foreign countries.

     Unaudited pro forma information regarding these acquisitions is included in the Company's Form 8-K filed with the Securities and Exchange Commission on November 13, 1997.

Item 2.   Management's Discussion and Analysis of Financial Condition
`         and Results of Operations.

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

Results of Operations

Three months ended September 30, 1997, compared to the three months ended September 30, 1996:

Net Sales
---------

Net sales were $120.6 million for the three months ended September 30, 1997, an increase of $9.9 million or 8.9% from $110.7 million for the same period in 1996. Machines sales increased 11.9% while parts sales decreased 2.1%. Machine unit sales in North America increased 13.1% and European machine unit sales increased by 25.9% due to stronger markets. The reduction in parts sales relates to increased competition in this line of business.

Gross Profit
------------

Gross profit increased $1.2 million (9.1%) to $14.4 million in the third quarter of 1997 compared to $13.2 million in the third quarter of 1996. Cost reduction programs, and lower freight costs, as well as, higher sales and production levels resulted in this increase in gross profit. As a percentage of sales, gross profits were 11.9% for both the 1997 and 1996 periods.

Engineering, Selling and Administrative Expense
-----------------------------------------------

Engineering, selling and administrative expense decreased $0.5 million to $9.0 million for the third quarter of 1997 from $9.5 million (including parent company management fees) during the same period of 1996. The decrease in parent company management fees was partially offset by increases in engineering and selling expenses.

Income from Operations
----------------------

Income from operations increased $1.5 million to $5.3 million for the three months ended September 30, 1997, compared to $3.8 million for the same period in 1996 due to the reasons discussed above.

Interest and Other Costs
------------------------

Net interest and other expense of the Company was $3.2 million during the three months ended September 30, 1997, while the predecessor to the Company (the "Predecessor") incurred net interest and other expense of $4.6 million during the three months ended September 30, 1996. The Predecessor's parent charged the Predecessor more interest costs than the Company presently incurs as an independent entity.

Net Income (Loss)
-----------------

The Company reported net income of $2.0 million during the three months ended September 30, 1997 while the Predecessor recorded a net loss of $0.9 million for the same period in 1996. Higher operating profit and reduced interest and other costs resulted in higher net income during the third quarter of 1997.

Results of Operations

Nine months ended September 30, 1997, compared to the nine months ended September 30, 1996:

Net Sales
---------

Net sales were $350.4 million for the nine months ended September 30, 1997, an increase of $15.5 million or 4.6% from $334.9 million for the same period in 1996. Machines sales increased 3.5% while parts sales declined 13.4% mainly in Europe. Increased competition caused the decline in the parts sales. A change in the German Deutsche mark ("DM") annual average conversion rate from 1.496 DM to one U.S. dollar for the first nine months of 1996 to 1.730 DM to one U.S. dollar for the same period of 1997 had a negative impact on reported sales (and income) in U.S. dollars from the Company's European operations. Machine unit sales in North America increased 10.6% and European machine unit sales increased by 5.8% due to stronger markets.

Gross Profit
------------

Gross profit increased $3.0 million (8.0%) to $40.6 million in the first nine months of 1997 compared to $37.6 million in the first nine months of 1996. As a percentage of sales, gross profit was 11.6% in the 1997 period and 11.2% in the 1996 period. Cost reduction programs, mainly in material costs, lower freight costs and favorable efficiencies due to higher sales and production levels resulted in this increase in gross profit.

Engineering, Selling and Administrative Expense
-----------------------------------------------

Engineering, selling and administrative expense decreased $0.2 million to $26.5 million for the first nine months of 1997 compared to $26.7 million during the same period of 1996. Increases in engineering and selling expense to support the Company's growth objectives were offset by decreases in administrative expenses. In the first nine months of 1997, administrative expenses were approximately $2.9 million lower than in the same period of 1996 due to net savings resulting from the purchase of the Company from it's previous owner.

Income from Operations
----------------------

Income from operations increased $3.2 million (29.4%) to $14.1 million for the first nine months ended September 30, 1997, compared to $10.9 million for the same period in 1996 due to the reasons discussed above.

Interest and Other Costs
------------------------

Net interest and other expense of the Company was $10.5 million during the nine months ended September 30, 1997, while the Predecessor incurred net interest and other expense of $13.8 million during the nine months ended September 30, 1996. The Predecessor's parent charged the Predecessor more interest costs than the Company presently incurs as an independent entity.

Net Income (Loss)
-----------------

The Company reported net income of $3.3 million during the nine months ended September 30, 1997 while the Predecessor recorded a loss of $2.9 million for the same period in 1996. Higher operating profit and reduced interest and other costs resulted in net income during the nine month period of 1997 as compared to the same period in 1996.

Backlog

The Company's backlog of orders at September 30, 1997 was $104.2 million, up 35.3% from September 30, 1996, when the backlog of orders was $77.0 million, due to stronger market conditions. Substantially all of the Company's backlog of orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Condition

The Company's overall financial condition did not change significantly at September 30, 1997 from December 31, 1996. However, working capital increased $6.8 million primarily as a result of improved cash flow from operating activities, enabling a reduction in accounts payable and taking advantage of vendor discounts for prompt payment, and the acquisition of Hydroelectric Lift Trucks ("HLT"). Declines in the value of the DM reduced the working capital of the Company's European operations; these declines were offset by increases in domestic working capital. The fluctuation in the German currency also resulted in a substantial increase in the currency translation amount included within stockholder's equity. Cash provided by operating activities through the first nine months of 1997 was $7.6 million, and the Company's cash levels were down $3.0 million from December 31, 1996 levels. Capital expenditures totaled $4.0 million for the nine months ended September 30, 1997. In addition, the Company purchased substantially all the assets of Hydroelectric Lift Trucks ("HLT") on February 28, 1997 in exchange for a $5.0 million short-term note which matured and was paid in the second quarter of 1997. The Company was not required to borrow any funds under its $30 million line of credit during the quarter, and the full amount of credit under the line remained available at September 30, 1997. The Company's ability to incur additional indebtedness is somewhat restricted by the covenants set forth in the Company's borrowing arrangements.

In addition to paying the note issued to acquire HLT, the Company made its first interest payment of $6.5 million on its 10 3/4% Senior Notes on May 15, 1997 and subsequent to September 30, 1997 closed its acquisition of the Blue Giant Companies in two separate purchase business combinations using existing cash of $9.4 million (see note 5 to the unaudited interim financial statements at September 30, 1997).

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

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.          Description

               27                   Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLARK MATERIAL HANDLING COMPANY



Date:  November 14, 1997                By:  /s/ Joseph F. Lingg
                                             ------------------------------
                                             Joseph F. Lingg
                                             Vice President, Finance, Human
                                             Resources and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                                          Description
-----------                                          -----------

27                                              Financial Data Schedule