Form 10-K
period 1997-12-31
CLARK MATERIAL HANDLING CO
filed 1998-03-31
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
             TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to

                       Commissions file number: 333-18957

                         CLARK Material Handling Company

             (Exact name of registrant as specified in its charter)

                  Delaware                           61-1312827
       (State or other jurisdiction of              (IRS Employer
        incorporation or organization)            Identification No.)

               172 Trade Street
              Lexington, Kentucky                      40511
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         As of January 1, 1998, there were 1,000 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

                    Documents incorporated by reference: None

                         CLARK Material Handling Company
                       Index to Annual Report on Form 10-K


                                                                                                               Page
                                                                                                               ----
PART I..........................................................................................................3
   Item 1 -- BUSINESS...........................................................................................3
   Item 2 -- PROPERTIES.........................................................................................8
   Item 3 -- LEGAL PROCEEDINGS..................................................................................8
   Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................9

PART II.........................................................................................................9
   Item 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................9
   Item 6 -- SELECTED FINANCIAL DATA............................................................................9
   Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.........................................................................11
   Item 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................15
   Item 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..........................................................................15

PART III.......................................................................................................15
   Item 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................15
   Item 11 -- EXECUTIVE COMPENSATION...........................................................................16
   Item 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................17
   Item 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................20

PART IV........................................................................................................20
   Item 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................21


     The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and financial statements (including notes thereto) included elsewhere in this report. Unless otherwise indicated or the context otherwise requires, references to the "Company" or "CLARK" are to CLARK Material Handling Company (including its predecessors) and the other material handling operations acquired from certain subsidiaries of Terex Corporation ("the Predecessor's Parent") pursuant to the Acquisition (as defined) for periods prior to the Acquisition and to CLARK Material Handling Company and its subsidiaries for periods from and after the Acquisition, after giving effect thereto.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward looking statements, such as statements relating to plans for future expansion, capital spending, financing sources and effects of regulation and competition. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements.


                                     PART I

Item 1 -- BUSINESS

General

     CLARK is a leading international designer, manufacturer, and marketer of a complete line of forklift trucks including internal combustion trucks, electric riders, narrow aisle stackers and powered hand trucks. The Company invented the platform truck in 1917, the tow tractor in 1924, and the forklift in 1928, and produced the first electric forklift in 1942. As a result of this innovation and the production of more than one million forklifts in its 80-year history, management believes CLARK(R) is one of the most recognized brand names of forklift trucks in North America.

     Management believes that CLARK has a large installed fleet in North America with over 250,000 units, and has a total of approximately 350,000 units in operation worldwide. This large installed fleet has allowed CLARK to generate significant ongoing replacement parts sales, which typically generate substantially higher gross margins and provide a more stable revenue base than new truck sales. CLARK's North American operations generally account for approximately 70% of its net sales and its European operations account for the remaining 30%. CLARK distributes its products to a diverse customer base through a global network of more than 290 dealers, with more than 560 locations, in more than 80 countries.

     For information concerning the Company's backlog orders, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations -- Backlog." Information about industry and geographic segments is included in notes 1 and 13, respectively, to the Company's consolidated financial statements included under "Item 8 -- Financial Statements and Supplementary Data."

The Acquisition

     The Company and CMH Holdings Corporation, a Delaware corporation ("Holdings"), were formed by Citicorp Venture Capital Ltd. ("CVC"), and certain members of management of CLARK (the "Management Investors") to effect the acquisition (the "Acquisition") of substantially all the assets and certain liabilities of Clark Material Handling Company, a Kentucky corporation, and all of the outstanding capital stock of certain of its affiliates, including its German, Korean, Brazilian and Canadian affiliates. The Acquisition was consummated on November 27, 1996 pursuant to a Stock and Asset Purchase and Sale Agreement dated as of November 9, 1996 among the Predecessor's Parent and certain of its subsidiaries, as sellers, and the Company, as buyer (the "Acquisition Agreement"). The aggregate consideration for the Acquisition was $139.5 million, which was subject to certain post-closing adjustments. To finance the Acquisition (including the payment of related fees and expenses):
(i) CVC, Dr. Martin M. Dorio, President and Chief Executive Officer of the Company, and Thomas J. Snyder, who was elected to the Board of Directors of the Company in connection with the Acquisition, purchased $17.0 million of preferred stock (the "Holdings Preferred Stock"), $1.0 million of voting common stock (the "Holdings Class A Stock") and non-voting common stock (the "Holdings Class B Stock", and together with the

Holdings Class A Stock, the "Holdings Common Stock"), and $7.0 million of junior subordinated debentures (the "Holdings Debentures") from Holdings for $25.0 million in cash; (ii) Holdings contributed such $25.0 million to the Company in exchange for all of the capital stock of the Company; and (iii) the Company issued and sold $130 million of 10 3/4% Senior Notes due 2006 (the "Notes").

     During   1997  CLARK   acquired,   in   purchase   business   combinations,
Hydroelectric Lift Trucks, Inc., ("HLT"), Blue Giant USA Corporation and Blue Giant Canada Limited ("Blue Giant"). On February 28, 1997, the Company purchased substantially all of the assets of HLT, a supplier of upright material handling equipment. The Company's acquisition of Blue Giant was effective November 1, 1997, when it purchased, in two separate business combinations, substantially all of the assets and certain liabilities of Blue Giant. See note 4 to the Company's consolidated financial statements.


Products

     CLARK currently offers over 100 truck designs within five major product lines: light internal combustion ("IC") trucks (with a capacity of 1.0 to 5.0 tons), heavy IC trucks (with a capacity of 5.5 to 16.5 tons), narrow-aisle trucks (with a capacity of 1.5 to 2.5 tons), electric counterbalanced riders (with a capacity of 1.3 to 6.0 tons), and manual and powered hand trucks (with a capacity of 2.0 to 4.0 tons).

     Light IC trucks, used for general warehousing needs, are generally powered by liquid propane. Such trucks are well suited for manufacturing and distribution applications that require a high degree of maneuverability. Heavy IC trucks are specialty products designed for use in more demanding situations such as heavy manufacturing or container handling applications. Narrow-aisle trucks provide solutions for high density storage needs and operate in six to eight foot aisles and reach heights of more than 30 feet. Electric counterbalanced riders, designed for indoor use in warehousing, manufacturing, distribution and other applications, are powered by a rechargeable electric battery. Management estimates that light IC trucks, heavy IC trucks, narrow-aisle trucks and electric counterbalanced riders represent approximately 58%, 3%, 15% and 24% of the unit volume of the forklift rider truck industry, respectively. Powered hand trucks are generally used in the transportation and order-selecting businesses.

     CLARK tailors its products to meet customers' particular material handling needs. To further meet these needs, CLARK adds attachments such as container handlers, side shifters, roll clamps, block handlers, carton clamps, push-pulls (slip-sheet) and fork positioners.

     Rapid development and introduction of new and redesigned products incorporating the latest materials handling technology is a key component of CLARK's strategy. Management believes that CLARK has introduced more new and redesigned models in the last three years than any other major forklift truck manufacturer and plans to continue a rapid pace of new product introduction. CLARK maintains an engineering staff that is responsible for designing new products and improving existing product lines.

     Since 1993, CLARK has redesigned a substantial portion of its product line. In December 1994, CLARK introduced the 2-3 ton Genesis(R) IC truck targeting the light IC market. CLARK invested approximately $15.0 million to develop the Genesis(R) truck. The Genesis(R) truck provides improved ergonomics, performance, reliability, serviceability, and provides higher gross margins than its predecessor, primarily due to its lower production cost.

     CLARK's European subsidiaries ("CLARK Europe") introduced the Genesis(R) 2-3 ton gas and diesel MegaStat(TM) model in April 1995. The Genesis(R) 2-3 ton MegaStat(TM) IC received the "General Lift Truck Innovation" award in 1996 from the Fork Truck Association in the United Kingdom.

     In 1996, CLARK continued to expand its Genesis(R) family with the addition of a 4-5.5 ton pneumatic tired IC lift truck, and a 2 - 3.2 ton electric four wheel sit down rider. CLARK also made significant additions to its narrow aisle stacker product line, which was expanded to include double reach and straddle models.

     During 1997, CLARK added three more trucks to its Genesis(R)  family, a 4.0
- 5.0 ton cushion tired IC lift truck , a 6.0 - 7.0 ton cushion tired IC lift truck, and a 1.2 - 2.5 ton three wheel electric sit down rider. CLARK also expanded its Genesis(R) heart-of -the-line 2-3 ton IC trucks by increasing the capacity to 3.2 tons and adding a 3.0 liter GM engine option.

     In 1997, CLARK purchased Blue Giant and HLT. Blue Giant will produce a full line of CLARK branded manual and powered walkie pallet trucks and stackers as well as continue to produce and sell under the Blue Giant name. HLT produces forklift masts mainly for CLARK's own use.


Aftermarket Parts

     Since the Company's inception, more than one million forklift trucks have been manufactured by CLARK and its predecessors, and it currently has in service approximately 350,000 trucks worldwide, with approximately 250,000 in North America, 70,000 in Europe, and 30,000 in other international markets, generating a substantial aftermarket parts business for CLARK. CLARK's worldwide installed fleet of approximately 350,000 forklift trucks generates an estimated $240.0 million in annual global aftermarket parts sales, of which CLARK has historically captured an estimated 40% share. Clark supplies both original equipment parts to fit CLARK brand forklifts and Totalift (R) parts to fit other brands.

     CLARK's parts distribution operation undertakes purchasing and customer services for aftermarket parts. CLARK distributes its aftermarket parts in North America through a distribution center in Southaven, Mississippi, (the "Southaven Facility"), in Europe through a warehouse located in Saarn, Germany and for the International Operations of CLARK, through two sales and distribution facilities located in Seoul, Korea and the State of Sao Paulo, Brazil, respectively. CLARK shares the Southaven Facility with the Predecessor's Parent and, pursuant to the Acquisition, CLARK and the Predecessor's Parent entered into a Service Agreement providing for the continued use by CLARK of such facility. For information regarding the Service Agreement, see "Item 13--Certain Relationships and Related Transactions--Service Agreement."

Manufacturing Operations

     CLARK's Lexington, KY facility produces both IC and electric forklifts with lift capacities ranging from 1-17.5 tons and is equipped with five assembly lines and two heavy IC assembly bays. The Lexington facility is primarily an assembly operation with welding and painting capabilities, operates one shift per day, and produces an average of 60 lift trucks per day. In 1996, the Company made a commitment to achieve ISO-9001 certification for the Lexington facility. A formal audit was conducted in June 1997. Certification was awarded in August 1997, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products.

     CLARK Europe's Mulheim manufacturing facility produces both IC forklifts (Diesel, LP gas and natural gas) with hydrodynamic as well as electronically controlled hydrostatic drive (MegaStat(TM)) and electric powered forklifts equipped with D/C as well as frequency-controlled A/C motors (MegaAC(TM)) in the capacity range of 1-5 tons. The Mulheim facility is equipped with four assembly lines, one for electric trucks, two for IC trucks and one for uprights. The manufacturing process includes pre-production and welding production of frames and uprights and a powder dry paint system was recently installed to ensure high-quality painting of frames and uprights. CLARK Europe's facility currently operates one shift per day and produces an average of 25 lift trucks per day. The Mulheim facility has also been awarded ISO-9001 certification.

     Blue Giant has two locations, one in Pell City, Alabama, and one in Brampton, Ontario, Canada. The Pell City, Alabama facility produces tow tractors, pallet trucks and dock equipment and its capabilities include machining, welding, paint and assembly. The Brampton, Ontario facility, produces dock equipment, walkie and walkie stacker forklifts and scissor lifts and its primary operations include machining, welding, assembly and painting. The Brampton facility is ISO-9001 certified. HLT is located in Wilmington, Ohio, and produces forklift mast in support of the CLARK Lexington plant's forklift production. HLT's primary operations are welding, painting and assembly and the facility operates two shifts per day.

Dealer Network

     CLARK markets both original equipment and parts through a worldwide dealer network. CLARK currently has approximately 100 independent dealers in each of North America and Europe and owns three dealers in Europe. In addition, outside of North America and Europe, CLARK markets and distributes its export products through 95 distributors operating in the Asian, African, Middle Eastern, Caribbean and Latin American markets. CLARK's dealers and distributors generally market the full CLARK product line and maintain comprehensive service capabilities. CLARK's sales organization coordinates sales and promotional activities, provides ongoing dealer training and facilitates dealer communications. CLARK sells to a diversified customer base, with no single customer accounting for more than 5% of total sales.

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

Competition

     CLARK produces one of the leading forklift truck brands in North America, although NACCO Industries, Inc., ("NACCO"), through its Hyster and Yale divisions, produces more forklift trucks annually. In addition to NACCO, other major North American competitors include Toyota Industrial Equipment/TMS, Mitsubishi Caterpillar Forklift America Inc., Nissan Forklift Corp. North America, Komatsu Forklift USA Inc. and Daewoo in both IC trucks and electric riders, and Crown Equipment Corp. and Raymond Corporation in electric riders alone. In Europe, CLARK competes with Linde AG, the European market leader, as well as Jungheinreich AG, Toyota Industrial Equipment/TMS, and NACCO. CLARK also competes with a number of specialty manufacturers.

     The truck market in which the Company competes is highly competitive. The Company encounters significant competition particularly from lower cost foreign competitors, including manufacturers located in Japan and Korea. The Company competes on the basis of quality, price, on-time delivery, product line, ease of use, safety, comfort and customer service. Many of the Company's competitors have greater financial resources than the Company. Additionally, certain of the Company's products are subject to changing technology that could place the Company at a competitive disadvantage relative to product innovations by competitors. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary to remain competitive.

Intellectual Property

     The Company relies on a combination of trademarks, service marks, trade names, patents, licensing arrangements, trade secrets, know-how and proprietary technology to secure and protect its intellectual property rights. In particular, the Company's CLARK(R), Clarklift(R), Powrworker(R), Genesis(R), and Blue Giant(R) trademarks are of particular importance to the Company's business. The Company is currently undertaking to obtain trademark registrations for its MegaValve (TM), MegaStat (TM), MegaPro (TM), and MegaAC (TM) marks. The loss of the Company's rights under one or more of the Company's trademarks could have a material adverse effect on the Company's business.

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

Employees

     As of December 31, 1997, CLARK's total work force consisted of approximately 1,450 salaried, hourly and temporary employees. Of these employees 1,000 are in the Company's North American operations and 450 work in the foreign operations.

     In Europe, the Mulheim facility at Saarn is represented by the German Metal Workers (Industrie Gewerkschaft Metal) and the aftermarket parts facility at Saarn is represented by the German Union for Trading, Banking and Insurance (Gewerkschaft Handel, Banken und Versicherungen). The Mulheim facility has a total work force of approximately 350, of which approximately 200 are members of the German Metal Workers, and the aftermarket parts facility at Saarn has a total workforce of approximately 65, of which approximately 20 are members of the German Union for Trading, Banking and Insurance. There are no contracts between CLARK and the unions, but CLARK follows standard practices by complying with contracts between the unions and the employers' association.

     The union employees of the Predecessor's Parent at the Southaven Facility engaged in a labor dispute beginning in 1995, which had a short-term effect on the Company's distribution operations at the facility but had no appreciable effect on the conduct of business or results of operations. See "Item 1 -
Business - Aftermarket Parts". Although such union employees filed a petition with the National Labor Relations Board in May 1996 for decertification of the union, there can be no assurance that similar labor disputes will not occur in the future which, depending upon the timing and duration of such disputes, could have a material adverse effect on the Company.

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

     In connection with the Acquisition, the Company agreed to indemnify the Predecessor's Parent and hold it harmless from and against all losses which are incurred or suffered by the Predecessor's Parent with respect to or arising out of the Company's business and assets except for such losses which arise from or are in connection with any real property, business entities or assets which were not acquired as part of the Acquisition (which the Predecessor's Parent agreed to retain responsibility for and indemnified the Company against). No specific environmental losses were identified by the parties in the Acquisition Agreement nor are there any known material losses which have been asserted by the Predecessor's Parent pursuant to the environmental indemnity provisions of the Acquisition Agreement or incurred by the Company. The environmental indemnities are subject to certain deductibles, caps and time limitations depending on the nature of the environmental claim.

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

Item 2 -- PROPERTIES

     The Company's headquarters are located in Lexington, Kentucky. The Company currently owns or leases 13 facilities in North America, Europe, Brazil and Korea which are used for manufacturing, distribution, sales, warehousing and service center activities.

     The following table outlines the principal facilities owned or leased by CLARK or its subsidiaries:


                      Facility Location                          Type of Facility
                      -----------------                          ----------------

                  Lexington, Kentucky                     Manufacturing, warehouse and office
                  Lexington, Kentucky *                   Sales, training and engineering
                  Lexington, Kentucky                     Warehouse
                  Mulheim-Ruhr, Germany **                Manufacturing, engineering, power generation, maintenance and office
                  Saarn, Germany                          Warehouse
                  Barcelona, Spain                        Sales branch
                  Paris, France                           Sales branch
                  Lyon, France                            Sales branch
                  State of Sao Paulo, Brazil              Parts distribution
                  Seoul, Korea                            Parts distribution and office
                  Wilmington, Ohio                        Manufacturing, warehouse and office
                  Pell City, Alabama                      Manufacturing, warehouse and office
                  Brampton Ontario, Canada *              Manufacturing, warehouse and office


----------
*        Owned.
**       A portion of the facility is owned.

     CLARK also owns a manufacturing facility in Banwaal, Korea, which was closed in the fourth quarter of 1994 and is presently held for sale. CLARK Europe also presently leases unoccupied office space in Mulheim-Ruhr, Germany.

     Management believes that the Company's facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future.


Item 3 -- LEGAL PROCEEDINGS

     From time to time product liability claims are asserted against the Company for various injuries alleged to have resulted from defects in the manufacture and/or design of its products. As of December 31, 1997, the Company had 76 pending lawsuits relating to claims arising from accidents involving its products. Most of these lawsuits are in various stages of pretrial completion, and certain plaintiffs are seeking punitive as well as compensatory damages. The Company is self-insured, up to certain limits, for these product liability claims, as well as certain exposures related to general workers' compensation and automobile liability. The Company has recorded and maintains on its balance sheet reserves relating to the estimated liability, based in part upon actuarial determinations, of the Company's aggregate exposure for such self-insured risks. The Company is involved in various other legal proceedings, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the losses is estimable. There can be no assurance that any of the foregoing reserves are adequate.

     The Company is contingently liable as a guarantor for certain of its dealers' and customers' financing arrangements with financial institutions. The guarantees under these financing arrangements aggregated approximately $137,000 at December 31, 1997, which is consistent with prior years. Historically, the Company and the Predecessor have incurred only minimal losses relating to these arrangements. The unfavorable resolution of product liability claims or any other contingencies or uncertainties in the future could have a material adverse effect on the Company.

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders for the period ended December 31, 1997.


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

Item 6 -- SELECTED FINANCIAL DATA

     Through November 26, 1996, the Company operated as wholly owned subsidiaries of the Predecessor's Parent. On November 27, 1996, the Company was acquired by Holdings. Accordingly, the selected financial data shown below is not necessarily comparable as a result of these ownership changes and the resulting adjustments required for purchase business combinations under generally accepted accounting principles.

     The information contained in this table should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements included under "Item 8--Financial Statements and Supplementary Data."



                                              Wholly Owned Subsidiaries of the
                                                   Predecessor's Parent                       The Company
                                       ---------------------------------------------- ----------------------------
                                                                     Eleven Months     One Month
                                             Years Ended                  Ended           Ended       Year Ended
                                             December 31,            November 26,     December 31,    December 31,
                                       ------------------------
                                       1993     1994       1995           1996            1996           1997
                                       ----     ----       ----           ----            ----           ----

Operating Data:
Net Sales                             $395.6    $472.7     $528.8        $404.6      |    $46.8          $489.3
Gross Profit (1)                        22.3      42.9       44.2          45.6      |      4.9            58.2
Engineering, selling and                                                             |
    administration expenses (1) (2)     50.9      50.2       37.6          32.3      |      3.0            37.1
Income (loss) from operations (3)      (28.6)    (14.0)       3.1          13.3      |      1.9            21.0
Income (loss) before                                                                 |
    extraordinary items and                                                          |
    cumulative effect of change                                                      |
    in accounting (2) (3)              (44.9)    (25.3)     (17.4)         (2.1)     |       .5             7.9
Balance sheet data (at end                                                           |
    of period):                                                                      |
Working capital (4)                     50.8      41.4       46.4          51.4      |     45.0            55.8
Net property, plant and                                                              |
    equipment                           75.3      60.7       58.2          51.2      |     51.0            47.8
Total assets                           208.0     194.7      192.7         192.7      |    301.3           313.3
Long-term obligations (5)              120.0     125.9      143.0         151.3      |    133.6           133.9
                                                                                     |

------------



(1) Certain reclassifications of prior years have been made to conform with the current year presentation.

(2) Includes corporate charges allocated by the Predecessor's Parent of; (a) $4.4 million, $8.5 million and $7.0 million in the years ended December 31, 1993, 1994 and 1995, respectively; and (b) $5.7 million in the eleven month period ended November 26, 1996.

(3) Includes severance and exit charges of $6.7 million and $3.5 million in the years ended December 31, 1994 and 1995, respectively.

(4) Calculated as net trade receivables plus net inventories less trade payables.

(5)    The amounts of long-term  obligations  as of December 31, 1993,  1994 and
       1995,  and  November 26,  1996,  include Due to Parent of $40.2  million,
       $68.5 million, $87.6 million and $96.4 million, respectively; such amounts also include the long-term portion of capital lease obligations. At December 31, 1996 and 1997 the amount of long-term obligations includes the Notes and the long-term portion of capital lease obligations.

Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     CLARK experienced operating losses of $28.6 million and $14.0 million for the years ended December 31, 1993 and 1994, respectively. These losses were largely due to high operating expenses and cash constraints. Since 1993, CLARK has undertaken a series of initiatives aimed at reducing fixed costs, developing a largely variable cost structure and maximizing the Company's ability to respond to market changes. These initiatives involved (i) elimination of redundant manufacturing and distribution facilities, (ii) head-count reductions involving termination of over 600 employees, representing approximately 40% of the Company's workforce, (iii) elimination of non-core, unprofitable product lines and (iv) greater reliance on outsourcing. In addition to cost rationalization, the Company has redesigned a significant portion of its product portfolio. The Company's new and redesigned products have earned higher gross margins due to their lower production costs. As a result of these initiatives, CLARK'S operating earnings have steadily improved since 1993.

     The Company manufactures products in the U.S. and Germany and sells products in more than 80 countries worldwide. A portion of the Company's raw materials are acquired from foreign suppliers and denominated in foreign currencies. Consequently, the Company's operating results are subject to fluctuations in foreign currency exchange rates, as well as, the translation of its foreign operations into U.S. dollars. The risks associated with operating in foreign countries could adversely affect the Company's future operating results. In addition, currency fluctuations could improve the competitive position of the Company's foreign competitors if the value of the U.S. dollar rises in relation to the local currencies of such competitors. The Company has not historically hedged its foreign currency risk.

     Sales of products manufactured and sold by the Company have historically been subject to cyclical variation based, among other things, on general economic conditions. Management believes that the Company has improved its ability to sustain profitability in changing market conditions. There can be no assurance, however, as to the magnitude or timing of any decline or recovery, or that any future decline will not have a material adverse effect on the Company's business.

Results of Operations


                        Wholly Owned Subsidiaries of the Predecessor's Parent                          The Company
                        -----------------------------------------------------          ----------------------------------------

                             Year Ended         Eleven Months Ended                    One Month Ended           Year Ended
                          December 31, 1995       November 26, 1996                    December 31, 1996      December 31, 1997
                           ($)         (%)         ($)         (%)                     ($)          (%)         ($)        (%)
                                                                 (dollars in millions)

Net Sales                    $528.8    100.0%     $404.6       100.0%            |    $46.8      100.0%        $489.3     100.0%
Gross Profit (1)               44.2      8.4%       45.6        11.3%            |      4.9       10.5%          58.2      11.9%
                                                                                 |
Engineering, Selling           37.6      7.1%       32.3         8.0%            |      3.0        6.4%          37.1       7.6%
and Administrative                                                               |
Expenses (1) (2)                                                                 |
Income from Operations(2)(3)    3.1      0.6%       13.3         3.3%            |      1.9        4.0%          21.0       4.3%


----------

(1) Certain reclassifications of prior year amounts have been made to conform with the current year presentation.
(2) Includes corporate charges allocated by the Predecessor's Parent of, $7.0 million and $5.7 million in the years ending 1995 and the eleven months ended November 26, 1996, respectively.
(3) Includes severance and exit charges of $6.7 million and $3.5 million in the years ended December 31, 1994 and 1995, respectively.

Fiscal Year Ended  December  31, 1997  compared to the month ended  December 31,
--------------------------------------------------------------------------------
1996, and the eleven months ended November 26, 1996
---------------------------------------------------

     The acquisition of the Company on November 26, 1996, resulted in a significant change in the Company's capital structure and a revaluation of the Company's assets and liabilities in accordance with the provisions of purchase accounting required by generally accepted accounting principles. Accordingly, the results of operations for the year ended December 31, 1997, are not comparable to the results of operations for the month ended December 31, 1996, and the eleven-month period ended November 26, 1996, or the year ended December 31, 1995.

Net Sales
---------

         Net sales were $489.3 million in 1997, an increase of $37.9 million or 8.4% from $451.4 million in the twelve month period ended December 31, 1996. Truck sales increased $38.1 million and parts sales were relatively consistent. The increase in truck sales was primarily due to improved market conditions in 1997 and the acquisition of Blue Giant USA Corporation and Blue Giant Canada Limited which increased sales by $4.8 million or 1.2%. CLARK derived 73.5% and 25.7% its net sales from its North American operations and CLARK Europe respectively, compared to 68.6% and 31.4%, respectively in 1996. A change in the German Deutsche mark ("DM") annual average currency translation rate from 1.505 DM to one U.S. dollar for 1996 to 1.734 DM to one U.S. dollar for 1997 had a negative impact on reported sales (and income) in U.S. dollars from the Company's European operations.

Gross Profit
------------

         Gross profit increased $7.7 million, or 15.2%, to $58.2 million in 1997 from $50.5 million in 1996. As a percentage of net sales, gross profit was 11.9% and 11.2% for 1997 and 1996 respectively. Increased sales accounted for approximately $4.6 million of the increased gross profit and lower costs due to the Company's cost reduction efforts in the area of materials, labor, and overhead accounted for the balance of the improvement.

Engineering, Selling and Administrative Expenses
------------------------------------------------

         Engineering, selling and administrative expenses increased by $1.8 million to $37.1 million for the twelve months period ended December, 1997 from $35.3 million for the twelve month period ended December 31, 1996. Certain administrative functions performed by the Predecessor's Parent were replaced, but at a lower cost than was charged by the parent in 1996. The Company increased its engineering and selling expenses $4.4 million. This increase was to support new product and sales initiatives in 1997 and beyond. Engineering, selling and administrative expenses expressed as a percentage of sales were 7.6% and 7.8% respectively in 1997 and 1996.

Income from Operations
----------------------

         Income from operations increased $5.8 million to $21.0 million for the twelve-month period ended December 31, 1997 from $15.2 million in the twelve-month period in 1996. This increase was due to the reasons noted above. Income from operations expressed as a percentage of net sales was 4.3% and 3.4% for the twelve months ended December 31, 1997 and December 31, 1996 respectively.

Eleven Months Ended November 26, 1996 Compared to Year Ended December 31, 1995
------------------------------------------------------------------------------

Net Sales
---------

         Net sales were $404.6 million for the eleven months ended November 26, 1996 compared to $528.8 million for the twelve-month period in 1995, a decrease of $124.2 million or 23.5%. This decrease was primarily due to reduced demand by CLARK's customers, which management believes was related to lower industry activity beginning in the last quarter of 1995. Net truck sales decreased $112.6 million, or 26.0%, primarily due to a softening in the demand for lift trucks in North America and Europe, while parts sales declined 12.1%. CLARK derived 68.8% and 31.2% of its net sales from its North American operations and CLARK Europe, respectively, in the eleven months ended November 26, 1996, and 69.3% and 30.7% respectively, in the twelve months ended December 31, 1995.

Gross Profit
------------

         Gross profit increased $1.4 million, or 3.2%, to $45.6 million for the eleven months ended November 26, 1996, compared to $44.2 million for the twelve month period in 1995, despite the 23.5% decline in net sales. As a percentage of net sales, gross profit was 11.3% and 8.4% for the eleven months ended November 26, 1996 and the twelve month period of 1995, respectively. Cost reduction efforts and production improvements accounted for most of this increase. Factory overhead expenses were reduced by $13.9 million. Of this amount, $10.1 million was attributable to lower salaries, wages and benefits. Other significant areas of cost decreases included lower product liability costs, lower freight costs and lower material costs from improved outsourcing. These improvements were partially offset by lower absorption of fixed costs due to lower production levels and by lower margins for aftermarket parts due to a change in product mix.

Engineering, Selling and Administrative Expenses
------------------------------------------------

         For the eleven months ended November 26, 1996, engineering, selling and administrative expenses decreased $5.3 million to $32.3 million from $37.6 million for the twelve month period in 1995 primarily due to the rationalization of staff levels, facilities and support costs in response to lower industry activity. Engineering, selling and administrative expenses as a percentage of net sales were 8.0% and 7.1% in the eleven months ended November 26, 1996 and twelve months ended December 31, 1995, respectively.

Income from Operations
----------------------

         Income from operations increased $10.2 million to $13.3 million for the eleven months ended November 26, 1996, compared to $3.1 million for the twelve months ended December 31, 1995. In addition, CLARK had $3.5 million of severance and exit charges related to workforce rationalization in Europe and the termination of certain leases, in 1995, which did not recur in 1996. The Predecessor's Parent allocated corporate charges to CLARK of $5.7 million and $7.0 million in the 1996 and 1995 periods. Income from operations, expressed as a percentage, of net sales were 3.3% and 0.6% for the eleven months ended November 26, 1996 and the twelve months ended December 31, 1995, respectively.

Backlog

         The Company's backlog of orders at December 31, 1997 and December 31, 1996 were $114.8 million and $80.4 million, respectively. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Condition

         The Company's business is capital intensive and requires funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of accounts receivables from customers and dealers. The Company will continue to have significant debt service requirements. On December 31, 1997, the Company had $6.6 million of cash, cash equivalents and cash securing letters of credit, $130.0 million of long-term debt and $6.6 million of capital leases obligations. The Company's overall financial condition did not change significantly at December 31, 1997 from December 31, 1996. However, working capital (defined as receivables and inventories less payables) increased $10.8 million primarily as a result of more rapid payment of accounts payable by taking advantage of vendor discounts for prompt payment, and the acquisitions of HLT and Blue Giant. This increase was partially offset by declines in the value of the DM which reduced the working capital of the Company's European operations when converted to U.S. dollars. The fluctuation in the German currency also resulted in a substantial increase in the currency translation amount included within stockholder's equity.

         Cash provided by operating activities for 1997 was $11.1 million, and the Company's cash levels were down $10.2 million from December 31, 1996 levels. The Company had $6.3 million of capital expenditures including tooling, new products and systems modernization expenditures, for the twelve months ending December 31, 1997 compared to $3.5 million of capital expenditures for the twelve months ending December 31, 1996. The Company purchased substantially all the assets of HLT on February 28, 1997, in exchange for a $4.9 million short-term note, which matured and was paid in the second quarter of 1997. In addition to paying the note issued to acquire HLT, the Company closed its acquisition of the Blue Giant in two separate purchase business combinations using existing cash of $9.7 million (see note 4 to the consolidated financial statements ). The Company also made the interest payments of $13.5 million on its 10 3/4 % Senior Notes. The Company's ability to incur additional indebtedness is somewhat restricted by the covenants set forth in the Company's borrowing arrangements.

         In connection with the Acquisition, the Company entered into a $30.0 million revolving credit facility (the "Revolving Credit Facility"), which is secured by the accounts receivable and inventory of the Company's domestic operations, excluding HLT and Blue Giant. The Revolving Credit Facility has an aggregate undrawn availability of $29.2 million at December 31, 1997, subject to the borrowing conditions contained therein. Management believes that it has adequate available borrowing capacity under the Revolving Credit Facility to cover its foreseeable working capital requirements for fiscal 1998 and that cash flow from operations and its borrowing arrangements will be adequate to meet other liquidity and capital needs in 1998.

         As of December 31, 1997, the Company was not in violation of any covenants or restrictions in the Revolving Credit Facility or the indenture governing the Notes.

Contingencies, Commitments and Uncertainties

         From time to time product liability claims are asserted against the Company for various injuries alleged to have resulted from defects in the manufacture and/or design of its products. In addition, the Company is involved in various other legal proceedings, which have arisen in the normal course of its operations. See "Item 3-Legal Proceedings."

         The Company is contingently liable as a guarantor for certain of its dealers' and customers' financing arrangements with financial institutions. The guarantees under these financing arrangements aggregated approximately $137,000 at December 31, 1997, which is consistent with prior years. Historically, the Company and the Predecessor have incurred only minimal losses relating to these arrangements.

         CLARK is contingently liable for a portion of the related value of machines sold to and leased by a third party to users for terms generally ranging from three to five years. CLARK repurchases certain machines leased under this program and then sells or leases such machines to other users. At December 31, 1997, the maximum contingent liability under this program was approximately $6.3 million. CLARK has historically recorded profits on the sale of repurchased machines.

Year 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not recognize such information could generate erroneous data or cause a system to fail.

         The Company is utilizing both internal and external resources with respect to its year 2000 issues. The Company is also in the process of installing new software to provide improved operational and financial functionality. This new software is year 2000 compliant. The installation is expected to be completed in 1998 and is expected to cost approximately $6.0 million.

New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits". These statements require certain modifications and additional information relating to financial statement disclosure of the components of comprehensive income, operating segment information and pensions and other post retirement benefits. These statements only impact the disclosure in financial statements; therefore, management does not expect that the adoption of these new standards in 1998 will have a significant impact on the Company's financial condition or results of operations.

         For additional information on contingencies and uncertainties, see Note 11 to the Company's consolidated financial statements included under "Item 8--Financial Statements and Supplementary Data."

Item 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company, along with the Report of Independents Accountants, is included on pages F-1 through F-25 of this Form 10-K.

         Supplementary data called for by this item is not presented, as it is not applicable to the registrant.


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

        Name          Age                      Position
        ----          ---                      --------
Dr. Martin M. Dorio    52   President, Chief Executive Officer and Director
Dr. J. Frithjof Timm   55   Managing Director and President, CLARK Europe
Joseph F. Lingg        52   Vice  President,  Finance  and Human  Resources
                            and Treasurer
Kevin M. Reardon       53   Vice  President,  Sales  and  Marketing,  North
                            America
Michael J. Grossman    47   Vice President, General Counsel and Secretary
Robert J. O'Brien      48   Vice President, Manufacturing, North America
Thomas J. Snyder       52   Director
Dietcher               53   Director
Klingelnberg
Michael A. Delaney     43   Director
James A. Urry          43   Director

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

         Michael J. Grossman, Vice President, General Counsel and Secretary. Mr. Grossman joined the Company in 1985 as Assistant General Counsel. Since 1991, he has served as Vice President, General Counsel and Assistant Secretary of the Company.

         Robert J. O'Brien, Vice President, Manufacturing, North America. Mr. O'Brien joined the Company in March of 1995, as Director of Manufacturing. From 1980 until he joined the Company, he served in various key operations positions with Allied Signal Aerospace. Mr. O'Brien has over 20 years of experience in manufacturing operations in the Aerospace industry.

         Thomas J. Snyder, Director. Mr. Snyder has been President, Chief Operating Officer and a director of Delco Remy International, Inc. since 1994. From 1962 to 1994, Mr. Snyder held several executive positions with the Delco Remy Division of General Motors, most recently as Product Manager, Heavy Duty Systems. He is also a director of St. John's Health Systems.

         Dietcher Klingelnberg, Director. Mr. Klingelnberg served as Chief Executive Officer of International Knife & Saw, Inc. until March 1996. In addition, he served as Chairman of the Board and Chief Executive Officer of IKS Corporation from 1979 until November 1996. Mr. Klingelnberg is currently Managing Director of Klingelnberg Beteillgungs-GmbH and is a director of Honsel AG, IKS Corporation, the Alfred H. Schuette Company, and Eickhoff, Bochum, and Oerlikon Geartec AG, Zuerich.

         Michael A. Delaney, Director. Mr. Delaney has been a Managing Director of CVC since 1989. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is a director of Aetna Industries, Inc., AmeriSource Health Corporation, MSX International, CORT Business Services Corporation, Delco Remy International, Inc., Enterprise Media Inc., GVC Holdings, IKS Corporation, JAC Holdings, Palomar Technologies, Inc., SC Processing, Inc., and Triumph Holdings, Inc.

         James A. Urry, Director. Mr. Urry has been with Citibank, N.A. since 1981, serving as a Vice President since 1986. He has been a Vice President of CVC since 1989. He is a director of AmeriSource Health Corporation, CORT Business Services Corporation, Hancor Holding Corporation, IKS Corporation, Airxcel, Inc., Polamar Technologies, Inc. and York International Corporation.

Director Compensation and Arrangements

         The directors of the Company do not receive compensation for their services as directors. Members of the Board of Directors are elected pursuant to certain voting agreements among Holdings and its stockholders. See "Item 12 --
Security Ownership of Certain Beneficial Owners and Management--The Stockholders' Agreement."

Item 11 -- EXECUTIVE COMPENSATION

         The  compensation  of  executive   officers  of  the  Company  will  be
determined by the Board of Directors of the Company. The Company adopted a 401(k) retirement plan in 1997. See "--401(k) Plan".

         The following table sets forth certain information concerning the compensation received by the Chief Executive Officer and the four most highly compensated officers of the Company for services rendered in 1997.



                                            Summary Compensation Table


                                                                                  Long Term Compensation
                                                                                  ----------------------

                                                Annual Compensation                       Awards
                                                -------------------                       ------

                                                                     Other       Restricted         Stock
                                                                    Annual          Stock          Options       All Other
                                        Salary         Bonus     Compensation      Awards        (# Shares)   Compensation(1)
                                        ------         -----     ------------      ------        ----------   ---------------


Dr. Martin M. Dorio.................   $293,750     188,745           --              --            --         $       11,490
President and Chief Executive
Officer

Dr. J. Frithjof Timm................    193,195      17,388           --              --            --                 31,719
President, CLARK Europe (2)

Joseph F Lingg......................    124,375      48,367           --              --            --                  6,905
Vice President of Finance and
Human Resources

Kevin M. Reardon....................    118,067      33,132           --              --            --                  4,148
Vice President of Sales and
Marketing

Michael J. Grossman                     125,000      49,335           --              --            --                  5,639
Vice President and General Counsel

-----------------

(1) Includes Company 401(k) contributions and group term life insurance premiums, respectively, as follow: Dr. Dorio, $8,501 and $2,989; Mr. Reardon, $1,171 and $2,977; Mr. Grossman, $3,868 and $1,772; and Mr. Lingg, $3,866 and $3,039. Includes $31,719 for pension and disability for Dr. Timm.

(2) Dr. Timm's salary, bonus, and other compensation are calculated from Deutsche Marks using a conversion rate of 1.734 DM/$.


Employment Agreements

         In 1996, Holdings entered a three-year employment contract with Dr. Martin M. Dorio pursuant to which Dr. Dorio is employed as the President and Chief Executive Officer of Holdings and the Company. The agreement provides for an annual base salary of $225,000, which is subject to annual merit increases, and an annual performance bonus. The Company has agreed that, in the event that holdings is unable to pay Dr. Dorio any amounts due to him with respect to annual bonuses, the Company will pay such amounts. Since November 1996, the Company has paid Dr. Dorio's compensation. In addition, the agreement provides for the receipt by Dr. Dorio of standard company benefits. The agreement is terminable by Holdings with or without cause. In the event, the agreement is terminated without cause or as a result of the total disability of Dr. Dorio, Dr. Dorio will be entitled to continue to receive his base salary and certain other benefits for specified periods. Following any termination of Dr. Dorio's employment, he will be subject to a non-competition covenant for up to two years.

401(k) Plan

         In 1997, the Company adopted a qualified 401(k)-retirement plan. Subject to certain statutory limitations, eligible employees are able to contribute a percentage of their compensation to the plan on a pre-tax basis ("elective deferrals"). For 1997, the maximum amount of elective deferrals that could be made by any employee was $9,500. Employees are fully vested in their elective deferrals at all times. Generally, employees may not receive a distribution of their account balances prior to their death, disability, termination of employment or retirement, and their account balances cannot be assigned or alienated.

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


                                                                   Number and Percent of Shares

                                                      Holdings
                                                      Preferred          Holdings Class A       Holdings Class B
                                                        Stock                Stock(1)               Stock(2)
                                                        -----                --------               --------
                 Name of Beneficial Owner       Number     Percent      Number    Percent      Number      Percent
                 ------------------------       ------     -------      ------    -------      ------      -------

              Citicorp Venture Capital Ltd.   12,205.4      71.89%  102,671.40      37.5%  549,394.14       75.6%%
                 399 Park Avenue
                 New York, New York  10043
              Dr. Martin M. Dorio                404.8        2.4%    55,180.7      20.2%       --           --
                 172 Trade Street
                 Lexington, Kentucky  40511
              Dr. J. Frithjof Timm               130.1        0.8%    19,879.5       7.3%       --          --
                 172 Trade Street
                 Lexington, Kentucky  40511
              Kevin M. Reardon                    37.1        0.2%     5,391.6       2.0%       --          --
              Michael J. Grossman                 68.4        0.4%     6,566.3       2.4%       --          --
              Joseph F. Lingg                     40.5        0.2%     5,518.1       2.0%       --          --
              Thomas J. Snyder                     --         --       5,000.0       1.8%       --          --
              Dietcher Klingelnberg                --         --          42.0      0.02%    8,943.5          1.2%
              Michael A. Delaney                 101.5        0.6%       855.0       0.3%    4,536.3          0.6%
              James A. Urry                      101.5        0.6%       855.0       0.3%    4,536.3          0.6%
              All directors and executive
                 officers as a group
                 (10 persons)                    734.9        4.3%   106,396.6      38.9%   18,016.1         1.2%
----------


(1) Does not include shares of Holdings Class A Stock issueable upon conversion of Holdings Class B Stock. See "--Holdings Common Stock." Assuming the conversion of all of a holder's shares of Holdings Class B Stock into Holdings Class A Stock, but no such conversion by any other holder of Holdings Class B Stock, the number of shares and the percentage of total Holdings Class A Stock held by the converting holder would be as follows: for CVC, 652,065.5 and 79.2%; for Dietcher Klingelnberg, 8,985.5 and 3.2%; for Michael A. Delaney, 5,391.3 and 1.9%; for James A. Urry, 5,391.3 and 1.9%; and for all directors and executive officers as a group, 124,412.7 and 42.7%.

(2) Does not include shares of Holdings Class B Stock issuable upon conversion of Holdings Class A Stock. See "--Holdings Common Stock." Assuming the conversion of all of a holder's shares of Holdings Class A Stock into Holdings Class B Stock, but no such conversion by any other holder of
    Holdings Class A Stock, the number of shares and the percentage of total Holdings Class B Stock held by the converting holder would be as follows: for CVC, 652,065.54 and 78.6%; for Dr. Martin M. Dorio, 55,180.7 and 7.1%;
    for Dr. J. Frithjof Timm, 19,879.5 and 2.7%; for Kevin M. Reardon, 5,391.6 and 0.7%; for Michael J. Grossman, 6,566.3 and 0.9%; for Joseph F. Lingg, 5,518.1 and 0.7%; for Thomas J. Snyder, 5,000 and 0.7%; for Dietcher Klingelnberg, 8,985.5 and 1.2%; for Michael A. Delaney, 5,391.3 and 0.7%; and for James A. Urry, 5,391.3 and 0.7%; and for all directors and executive officers as a group, 124,412.7 and 14.9%.


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

The Stockholders' Agreement

         Pursuant to the Securities Purchase and Holders Agreement entered into among the stockholders of Holdings (the "Stockholders' Agreement"), the Board of Directors of Holdings and the Company shall be composed at all times of five directors as follows: the President of the Company, Dr. Martin M. Dorio (so long as he continues to serve as President); two individuals designated by CVC; and two additional directors who shall not be employees of CVC but who shall be designated by CVC, subject to the right of holders of the majority of the outstanding shares of Holdings Class A Stock to veto the election of either of such additional directors.

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

         The Stockholders' Agreement also provides for certain additional restrictions on transfer of shares by Management Investors, including the right of Holdings to repurchase shares upon termination of such stockholder's employment prior to 2002, at a formula price, and in certain circumstances the grant of a right of first refusal in favor of Holdings in the event a Management Investor elects to transfer shares of Holdings Common Stock.


Registration Rights Agreement

         In connection with their entry into the Stockholders' Agreement, Holdings, CVC, Dr. Martin M. Dorio, Thomas J. Snyder and the other stockholders of Holdings entered into a Registration Rights Agreement (the "Holdings Registration Rights Agreement"). Pursuant to the Holdings Registration Rights Agreement, upon the written request of CVC, Holdings has agreed to (subject to certain exceptions) prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares held by CVC and use its best efforts to cause such registration statement to become effective. If at any time Holdings files a registration statement for the Holdings Common Stock pursuant to a request by CVC or otherwise (other than a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to Holdings' employees or existing stockholders, or a registration statement registering a unit offering), Holdings will use its best efforts to allow the other parties to the Holdings Registration Rights Agreement to have their shares of Holdings Common Stock (or a portion of their shares under certain circumstances) included in such offering of Holdings Common Stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) are to be paid by Holdings.

Item 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Service Agreement

         In connection with the Acquisition, the Company entered into a service agreement (the "Service Agreement") with the Predecessor's Parent pursuant to which the Company shares space in the Southaven Facility with another division of the Predecessor's Parent. In addition, pursuant to such agreement the Company hired approximately 27 employees who are responsible for aftermarket customer support and administration. The Company pays an aggregate annual fee under such Service Agreement of approximately $5.9 million (the "Base Fee"), payable in monthly installments. In addition to the Base Fee, certain provisions of the Service Agreement may require each of the Predecessor's Parent and CLARK to share the responsibility for additional costs and savings resulting from, among other things, changes or increases in the provision of services or the implementation of certain cost savings. The term of the agreement is for three years. Management believes that the terms of the Service Agreement are no less favorable to the Company than those that could have been obtained from non-affiliated parties at the time the agreement was entered into.

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


License Agreement

         In connection with the Acquisition, Holdings acquired certain patents and patent applications related to the Company's business from the Predecessor's Parent. Pursuant to a License Agreement dated as of November 27, 1996, Holdings granted to the Company a perpetual, world-wide, exclusive royalty-free, fully-paid-up license to practice methods, and to make, use, import, offer for sale or sell any products, covered by such patents and patent applications.

Other

         At the time of the Acquisition, it was contemplated that certain shares of capital stock of Holdings would be issued to the members of management. In furtherance of that intent, effective as of as of January 31, 1997, Holdings repurchased certain outstanding shares of Holdings Preferred Stock and Holdings Class B Stock having an aggregate value of approximately $1.1 million from CVC and, simultaneously therewith, issued and sold shares of Holdings Preferred Stock and Holdings Common Stock having an equivalent value to Dr. Martin M. Dorio, and other members of management. In connection therewith, the Company loaned Dr. Dorio $200,000 toward the purchase price of the securities acquired by him. Such loan is evidenced by a demand promissory note that does not bear interest. In addition, effective as of February 20, 1997, Holdings repurchased certain outstanding shares of Holdings Class A Stock, Holdings Class B Stock and 12% Junior Subordinated Notes (the "Junior Subordinated Notes") of Holdings having an aggregate value of $250,000 from CVC and simultaneously therewith, issued and sold shares of Holdings Class A Stock, Holdings Class B Stock and the Junior Subordinated Notes having an equivalent value to Dietcher Klingelnberg.

                                     PART IV

Item 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements.

         Financial Data Schedule

         The following Consolidated Financial Statements of the Company and the Report of Independent Accountants set forth on pages F-1 through F-25, respectively, are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

         See Index to Consolidated Financial Statements on page F-1.

(a)(2)   Financial Statement Schedules.

         No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3)   Exhibits.

Exhibit                             Description
No.
---

3.1 Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

4.1 Indenture dated as of November 27, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

4.2 Registration Rights Agreement dated as of November 27, 1996 among the Company, Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

4.3    Form  of 10 3/4%  Senior  Notes  due  2006   (included  in  Exhibit  4.1)
       (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.1 Purchase Agreement dated November 22, 1996 among the Company, Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to
       Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.2 Loan and Security Agreement dated November 27, 1996 by and between Congress Financial Corporation and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.3 Stock and Asset Purchase and Sale Agreement, dated as of November 9, 1996 among the Terex Corporation, and certain of its subsidiaries and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.4 Service Agreement dated as of November 27, 1996 between the Terex Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.5 Indemnity as to Letters of Credit, Performance Bonds, Appeal Bonds, Guaranties, etc. dated November 27, 1996 by the Company in favor of the Terex Corporation, for itself and as successor to CMH Acquisition Corp., CMH Acquisition International Corp., CLARK Material Handling Company and CLARK Material Handling International, Inc. (incorporated by reference to
       Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.6 Employment Agreement dated as of November 27, 1996 between Holdings and Dr. Martin M. Dorio (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.7 Tax Sharing Agreement made as of November 27, 1996 between Holdings and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.8 Stock Purchase Agreement, dated as of May 27, 1992, by and between CLARK Equipment Company and the Terex Corporation (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.9   First  Amendment to the Stock  Purchase  Agreement,  dated as of July 31,
       1992, by and between CLARK Equipment Company and Terex Corporation (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.10 Trademark Assignment Agreement, dated as of July 31, 1992, by and between CLARK Equipment Company and CLARK Material Handling Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.11 Second Amended and Restated General Operating Agreement, dated November 29, 1990, by and between CLARK Material Handling Company and Chase
       Manhattan  Leasing  Company,  Inc.  (incorporated by reference to Exhibit
       10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.12 Second Amendment to the Second Amended and Restated General Operating Agreement, dated April 15, 1994, by and among CLARK Material Handling Company, Drexel dated August 1, 1994, by and between CLARK Material Handling Company and CLARK Credit Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.14 Assignment of Second Amended and Restated General Operating Agreement, dated March 22, 1995, by and between CLARK Material Handling Company, CLARK Credit Corporation, f/k/a Chase Manhattan Leasing Company, and Associates Commercial Corporation (incorporated by reference to Exhibit
       10.14 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.15 Master Software License and Service Agreement, dated May 17, 1996, between CLARK Material Handling Company and SDRC Operations (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.16 Letter Agreement, dated October 26, 1995, between CLARK Material Handling Company, Manufacturers Distribution Services, Inc. and Maine Rubber International (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.17 MCI Services Agreement, effective as of July 1, 1995, between MCI Telecommunications Corporation and CLARK Material Handling Company (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.18 Agreement for Systems Operations Services, dated as of March 2, 1992, between CLARK Material Handling Company and Integrated Systems Solutions Corporation, as amended by Amendments #1 through #5 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.19 Supply Agreement, dated December 14, 1994, between CLARK Material Handling Company and Funk Manufacturing Company (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.20 Supply Agreement, dated July 1, 1995, between CLARK Material Handling Company and Funk Manufacturing Company (incorporated by reference to
       Exhibit 10.20 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.21 Agreement, dated June 1, 1983, between CLARK Equipment Company and Mitsubishi Corporation, Mitsubishi Heavy Industries, Ltd. and Mitsubishi Motors Corporation, as amended (incorporated by reference to Exhibit
       10.24 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.22 Master Contract for Purchase and Sale, dated July 17, 1995, between CLARK Material Handling Company and Custom Tool and Manufacturing Company (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.23 Supply Agreement, dated December 20, 1991, between CLARK Material Handling Company and Dixson, Inc. (incorporated by reference to Exhibit
       10.26 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.24 Lease Agreement, dated as of April 15, 1987, between Vergil D. Kelly and Kenny Angelucci and CLARK Equipment Company with respect to 172 Trade Street, Lexington, Kentucky, as amended by Amendment #1 to Lease dated April 15, 1987 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.25 Standard Form Dealer Sales Agreements, between CLARK Material Handling Company and domestic dealer entities (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.26 Agreement, dated as of September 12, 1995, by and between CLARK Material Handling Company and Nissan Forklift Corporation, North America (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.27 License Agreement, dated as of November 27, 1996, between Holdings and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.28 Asset Purchase Agreement, dated as of November 6, 1997, between Clark Material Handling of Canada Ltd. and Blue Giant Limited.

10.29 Asset Purchase Agreement, dated as of October 31, 1997, between Blue Giant Corporation and Blue Giant USA Corporation.

21.1   Subsidiaries of the Company

27     Financial Data Schedule

(b)    Reports on Form 8-K.

         On October 31, 1997, the Company filed a Form 8-K to report its acquisition of Blue Giant USA Corporation and Blue Giant Canada Limited in two separate purchase business combinations effective November 1, 1997.

SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CLARK Material Handling Company

                                 BY: /s/ Dr. Martin M. Dorio
                                 Dr. Martin M. Dorio
                                 President and CEO
                                 March 31, 1998

         Pursuant to the requirements of the securities exchange act of 1934, as amended this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.


 /s/  Martin M. Dorio               President, Chief Executive Officer and Director
----------------------------        (Principal Executive Officer)
      Martin M. Dorio


 /s/  Joseph F. Lingg               Vice President, Finance, Human Resources and Treasurer
----------------------------        (Principal Financial and Accounting Officer)
      Joseph F. Lingg


 /s/ James A. Urry                  Director
----------------------------
     James A. Urry


 /s/ Thomas J. Snyder               Director
----------------------------
     Thomas J. Snyder


 /s/ Michael A. Delaney             Director
----------------------------
     Michael A. Delaney


 /s/ Dietcher Klingelnberg          Director
----------------------------
     Dietcher Klingelnberg


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

                    CLARK MATERIAL HANDLING COMPANY
                      AND PREDECESSOR BUSINESSES


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements as of December 31, 1997 and December 31, 1996 and for the year ended December 31,1997, the one month period ended December 31, 1996, the eleven month period ended November 26, 1996 and the year ended December 31, 1995.

                                                                     Page

Report of independent accountants                                    F-2
Consolidated balance sheet                                           F-3
Consolidated statement of operations                                 F-4
Consolidated statement of stockholder's equity                       F-5
Consolidated statement of cash flows                                 F-6
Notes to consolidated financial statements                           F-7

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or the information is included in the notes to the consolidated financial statements, or are not applicable, and therefore have been omitted.

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholder of CLARK Material
Handling Company


In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the consolidated financial position of CLARK Material Handling Company and its predecessor businesses at December 31, 1997 and December 31, 1996 and the results of their operations and cash flows for the year ended December 31, 1997, the one month period ended December 31, 1996, the eleven month period ended November 26, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Cincinnati, Ohio
February 24, 1998

CLARK Material Handling Company

Consolidated Balance Sheet (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                   December 31,       December 31,
                                                                       1996               1997
                                                                       ----               ----

Current assets
  Cash and cash equivalents                                        $   16,554      $     6,334
  Cash securing letters of credit                                       1,092              320
  Trade receivables (less allowance of $2,215 at
    December 31, 1996 and $1,906 at December 31, 1997)                 38,154           47,018
  Net inventories                                                      60,441           70,784
  Other current assets                                                  6,255            7,281
                                                                   ----------      -----------
       Total current assets                                           122,496          131,737

Long term assets
  Property, plant and equipment-net                                    51,014           47,836
  Goodwill, net of accumulated amortization of
  $231 at December 31, 1996 and $3,081 at
  December 31, 1997                                                   109,311          114,887
  Other assets                                                         18,486           18,794
                                                                   ----------      -----------
       Total assets                                                 $ 301,307      $   313,254
                                                                   ==========      ===========

Current liabilities
  Notes payable                                                     $   3,246      $     3,184
  Current portion of capital lease obligations                          2,407            2,732
  Trade accounts payable                                               53,562           62,002
  Accrued compensation and benefits                                     5,319            5,730
  Accrued warranties and product liability                             23,383           20,774
  Other current liabilities                                             9,489           10,728
                                                                   ----------      -----------
       Total current liabilities                                       97,406          105,150

Non-current liabilities
  Senior notes payable                                                130,000          130,000
  Capital lease obligations, less current portion                       3,600            3,864
  Accrued warranties and product liability                             30,826           38,497
  Other non-current liabilities                                        14,402           12,002
                                                                   ----------      -----------
       Total liabilities                                              276,234          289,513
                                                                   ----------      -----------
Commitments and contingencies (Note 11)                                     -                -

Stockholder's equity
  Common stock, par value $1 per share, 1,000
  shares authorized, issued and outstanding                                 1                1
  Paid-in-capital                                                      24,999           24,999
  Retained earnings                                                       535            8,406
  Cumulative translation adjustment                                     (462)          (9,665)
                                                                   ----------      -----------
       Total stockholder's equity                                      25,073           23,741
                                                                   ----------      -----------
       Total liabilities and stockholder's equity                   $ 301,307      $   313,254
                                                                   ==========      ===========

   The accompanying notes are an integral part of these financial statements.

                                       F-3

CLARK Material Handling Company
 and Predecessor Businesses
Consolidated Statement of Operations (in thousands)
--------------------------------------------------------------------------------


                                                           Predecessor                       The Company
                                                           -----------                       -----------
                                                                       Eleven            One
                                                         Year           Months           Month          Year
                                                         Ended          Ended            Ended          Ended
                                                        December3l,   November26,      December3l,    December3l,
                                                          1995          1996             1996            1997



Net sales                                               $ 528,759     $ 404,629    |  $  46,763       $ 489,294
Cost of goods sold                                        484,569       359,061    |     41,905         431,127
                                                        ---------     ---------    |  ---------       ---------
      Gross profit                                         44,190        45,568    |      4,858          58,167
                                                                                   |
Engineering, selling and administrative expenses           30,649        26,613    |      2,923          37,133
                                                                                   |
Parent company management fees                              6,996         5,672    |          -               -
                                                                                   |
Severance and exit charges                                  3,478             -    |          -               -
                                                        ---------     ---------    |  ---------       ---------
      Income from operations                                3,067        13,283    |      1,935          21,034
                                                                                   |
Other income (expense):                                                            |
  Interest expense                                           (790)         (370)   |    (1,393)        (15,086)
  Allocated interest expense from parent                                           |
  company                                                 (16,145)      (14,656)   |          -               -
  Interest income                                             602           220    |         25             809
  Amortization interest expense from parent                                        |
  company                                                    (530)         (349)   |         -                -
  Property impairment charge                               (2,500)            -    |         -                -
  Other income (expense) - net                               (975)         (223)   |       (32)           1,598
                                                        ---------     ---------    |  ---------       ---------
      Income (loss) before income taxes and                                        |
      extraordinary items                                 (17,271)       (2,095)   |        535           8,355
                                                                                   |
Provision (benefit) for income taxes                         (148)            -    |          -             484
                                                        ---------     ---------    |  ---------       ---------
  Income (loss) before extraordinary items                (17,419)       (2,095)   |        535           7,871
                                                                                   |
Extraordinary loss on retirement of allocated                                      |
debt                                                       (1,347)            -    |         -                -
                                                        ---------     ---------    |  ---------       ---------
Net income (loss)                                      $  (18,766)     $ (2,095)   |        535         $ 7,871
                                                       ==========     =========       =========       =========


 The accompanying notes are an integral part of these financial statements.



CLARK Material Handling Company
 and Predecessor Businesses
Consolidated Statement of Stockholder's Equity (in thousands)
--------------------------------------------------------------------------------

                                                                                                          Foreign
                                                                                           Retained       currency
                                                         Common          Paid-in           earnings      translation
                                                          stock          capital           (deficit)     adoustments
                                                          -----          -------           ---------     -----------
PREDECESSOR

Balance at December 31, 1994                                                              $ (76,107)     $   (3,915)
   Net loss for the year ended December 31, 1995                                            (18,766)
      Translation adjustment                                                                      -           2,066
                                                                                          ---------      ----------
Balance at December 31, 1995                                                                (94,873)         (1,849)

   Net loss for the eleven months ended
         November 26, 1996                                                                   (2,095)
      Translation adjustment                                                                      -          (2,546)
                                                                                          ---------      ----------

Balance at November 26, 1996                                                              $ (96,968)     $   (4,395)
                                                                                          =========      ==========

THE COMPANY

     Issuance of common stocks                          $      1      $  24,999
     Net income for the month ended
         December 31, 1996                                     -              -                535               -
     Translation adjustment                                    -              -                  -            (462)
                                                        --------      ---------           ---------      ----------
 Balance at December 31, 1996                                  1         24,999                535            (462)

     Net income for the year ended
       December 31, 1997                                       -             -               7,871
     Translation adjustment                                    -             -                   -       $  (9,203)
                                                        --------      ---------           ---------      ----------
 Balance at December 31, 1997                           $      1      $  24,999           $  8,406       $  (9,665)
                                                        ========      =========           ========       ==========


   The accompanying notes are an integral part of these financial statements.

CLARK Material Handling Company
and Predecessor Businesses
Consolidated Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------


                                                                      Predecessor                          The Company
                                                            ------------------------------       ------------------------------
                                                                               Eleven                One
                                                                Year           Months               Month            Year
                                                                Ended          Ended                Ended           Ended

                                                            December 3l,      November 26,        December 3l,    December 3l,
                                                               1995             1996                 1996            1997
                                                               ----             ----                 ----            ----
Operating activities:                                                                        |
  Net income (loss)                                         $  (18,766)       $   (2,095)    |    $      535      $   7,871
  Adjustments to reconcile net income (loss)                                                 |
  to cash provided by operating activities:                                                  |
    Depreciation                                                11,534             9,312     |           778          1,900
    Amortization                                                 1,310             1,099     |           322          3,350
    Extraordinary loss on retirement of allocated debt           1,347                 -     |             -              -
    Loss on sale of property, plant and equipment                  183                31     |            70             24
    Property impairment charge                                   2,500                 -     |
    Changes in operating assets and liabilities excluding                                    |
    business combinations:                                                                   |
      Restricted cash                                             (516)             (220)    |          (136)           638
      Trade receivables                                           (240)           (2,406)    |         2,800         (8,732)
      Net inventories                                           (2,685)           (2,696)    |         9,801         (7,015)
      Trade accounts payable                                    (2,084)               61     |       (11,265)         7,866
      Accrued compensation and benefits                            (73)              409     |          (609)          (156)
      Accrued warranties and product liability                   1,126            (2,248)    |           237          3,581
      Due to parent company                                     19,187             8,720     |             -              -
      Other assets and liabilities, net                         (5,645)           (5,876)    |           223         (5,211)
                                                             ---------         ---------     |    ----------      ---------
       Net cash provided by operating activities                 7,178             4,091     |         2,756         11,109
                                                             ---------         ---------     |    ----------      ---------
 Investing activities:                                                                       |
    Business combinations                                            -                 -     |             -        (14,646)
    Capital expenditures                                        (5,290)           (3,208)    |          (317)        (6,340)
    Proceeds from sale of assets                                   534               139     |             -              -
                                                             ---------         ---------     |    ----------      ---------
        Net cash used in investing activities                   (4,756)           (3,069)    |          (317)       (20,986)
                                                             ---------         ---------     |    ----------      ---------
 Financing activities:                                                                       |
    Issuance of current notes payable                                -                -      |             -          1,182
    Repayment of current notes payable                               -                -      |             -         (1,020)
    Repayment of allocated debt                                (51,754)               -      |             -              -
    Proceeds from allocated debt                                51,220              105      |             -              -
    Other,net                                                   (1,607)           1,376      |           293            147
                                                             ---------        ---------      |    ----------      ---------
        Net cash provided by (used in) financing activities     (2,141)           1,481      |           293            309
                                                             ---------        ---------      |    ----------      ---------
 Effect of exchange rate changes on cash and                                                 |
 cash equivalents                                                 (976)          (1,262)     |          (306)          (652)
                                                             ---------        ---------      |    ----------      ---------
                                                                                             |
 Net increase (decrease) in cash and cash equivalents             (695)           1,241      |         2,426        (10,220)
 Cash and cash equivalents at beginning of period                1,514              819      |        14,128         16,554
                                                            ----------        ---------      |    ----------      ---------
 Cash and cash equivalents at end of period                 $      819        $   2,060      |    $   16,554      $   6,334
                                                            ==========        =========      |    ==========      =========
                                                                                             |
  Supplemental disclosures                                                                   |
     Cash paid for interest                                        793        $     337      |    $       86      $  14,465
     Income taxes paid                                                               17      |    $        -      $       -


   The accompanying notes are an integral part of these financial statements.

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

NOTE 1 - REPORTING ENTITY AND BASIS OF PRESENTATION

CLARK Material Handling Company (the "Company") is a wholly-owned subsidiary of CMH Holdings Corporation ("Holdings"). Prior to November 27, 1996, Holdings had no previous business operations and was formed for the purpose of acquiring the Company and its subsidiaries from Terex Corporation ("Terex" or the "Parent Company") in a purchase business combination. That acquisition was consummated on November 27, 1996. See Note 3 for information regarding the acquisition.

Prior to the acquisition, the Company's predecessor businesses ("Predecessor") operated as wholly-owned subsidiaries of the Parent Company. Reference to the Company relates to the period subsequent to November 26, 1996, while reference to the Predecessor relates to operations on or prior to November 26, 1996. The Parent Company acquired the Predecessor in 1992 in a purchase business combination and Parent Company's basis, including its acquisition debt and goodwill associated with the 1992 acquisition, was "pushed down" to the Predecessor's financial statements.

The Predecessor's financial statements include allocations of Parent Company acquisition debt and related interest expense. Management fees, which include corporate overhead costs (including legal, treasury and other shared services), have been allocated to the Predecessor based generally on the percentage of Predecessor revenues to the Parent Company's consolidated revenues. Interest has been charged on the management fee allocated and the due to Parent Company balance at a rate of 13% compounded monthly.

The Company and the Predecessor operate in one industry segment, that being the design, manufacture, marketing and worldwide distribution and support of internal combustion and electric lift trucks, electric walkies and related components and replacement parts. Geographic segment information is shown in
Note 13.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The Company's financial statements include the accounts of the Company and its subsidiaries, including CLARK Material Handling GmbH, CLARK Forklift Korea, CLARK Material Handling of Brazil, HLT, Inc. ("HLT") and Blue Giant Canada Limited and Blue Giant USA Corporation ("Blue Giant"). HLT and Blue Giant were acquired in 1997-see Note 4. The Predecessor's financial statements include the U.S, German, Brazilian and Korean material handling operations of the Parent Company prior to their acquisition on November 27, 1996, on a combined basis. All material intercompany balances, transactions and profits have been eliminated.

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

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

Cash securing letters of credit. The Company has certain cash and cash equivalents that are not fully available for use in operations. Certain international operations collateralize letters of credit and performance bonds with cash deposits.

Inventories. Inventories are stated at the lower of cost or market value. The Company determines cost on the first-in, first-out ("FIFO") method for all inventories. The Predecessor determined cost using the last-in, first-out ("LIFO") method for U.S. inventories and by the FIFO method for inventories of international operations.

Goodwill. Goodwill represents the difference between the total purchase price and the fair value of assets and liabilities (tangible and intangible) acquired at the date of acquisition. Goodwill related to the Company is being amortized on the straight-line method over forty years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of discounted estimated future operating cash flows anticipated to be generated during the remaining amortization period of the goodwill to the net carrying value of goodwill.

Debt issuance costs. Debt issuance costs of the Company have been capitalized and are being amortized on the straight-line method over the term of the related debt. Debt issuance costs are included in other assets and totaled $6,625 and $5,599 at December 31, 1997 and 1996, respectively. Amortization of these costs totaled $625 and $47 for the year ended December 31, 1997 and for the one month ended December 31, 1996, respectively.

Property, plant and equipment. Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized while expenditures for maintenance and repairs not expected to extend the life of an asset beyond its normal useful life are charged to expense when incurred. Depreciation is determined for financial reporting purposes using the straight-line method over the estimated useful asset lives, generally 20 to 35 years for buildings, eight to twelve years for machinery and equipment and two to eight years for other assets.

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

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

Accrued warranties and product liability. Accruals for potential warranty and product liability claims are recorded based on past claims experience. Warranty costs are accrued at the time revenue is recognized. Self-insurance accruals are provided for estimated product liability experience on known claims and for claims anticipated to have been incurred which have not yet been reported. Product liability accruals are presented on a gross settlement basis.

Foreign currency translation. Assets and liabilities of international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. Foreign operations utilize the local currency as the functional currency; translation adjustments are accumulated in the cumulative translation adjustment account in equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) and totaled $1,536, ($149), ($1,055) and ($1,232) for the year ended December 31, 1997, the one month ended December 31, 1996, the eleven months ended November 26, 1996 and for the year ended December 31, 1995, respectively.

Income taxes. Income taxes are provided using the asset and liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to a tax sharing agreement with Holdings, the Company is included in the consolidated federal return of Holdings. The tax sharing arrangement does not differ materially from that which would occur on a separate entity basis. The Predecessor provided for income taxes on a separate entity basis.

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

Reclassifications. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITION

On November 27, 1996, Holdings acquired the Company and the Company's subsidiaries in a business combination accounted for as a purchase. The aggregate purchase price for the acquisition was $139,500, which was subject to certain immaterial post-closing adjustments, and was financed through a $25,000 equity investment by Holdings in the common stock of the Company and the issuance of $130,000 in Senior Notes due 2006 by the Company. The purchase price was allocated to the estimated fair values of the Company's tangible and intangible net assets with the remainder allocated to goodwill. The excess of purchase price over the net assets acquired of $116,942 is being amortized on a straight-line basis over forty years.

The operating results of the Company are included in the consolidated results of operations since November 27, 1996. The following unaudited pro forma summary presents the consolidated results of operations as though Holdings completed the acquisition on January 1 of each period presented.

                                        Year ended December 31,
                                        -----------------------
                                           1995         1996
                                           ----         ----

     Net sales                          $ 528,759    $ 451,392
                                        ==========   =========
     Income from operations             $   5,894    $  16,976
                                        ==========   =========
     Net income (loss)                  $ (12,452)   $   1,881
                                        ==========   =========


NOTE 4 - BUSINESS COMBINATIONS

Blue Giant

On November 7, 1997, the Company closed its acquisitions of substantially all of the assets and certain liabilities of Blue Giant USA Corporation ("BGU") and Blue Giant Canada Limited ("BGC") (collectively, "Blue Giant") in two separate purchase business combinations effective November 1, 1997. Although separate legal entities, BGU and BGC were under the common control of substantially the same stockholder group. The purchase price for the acquisitions comprised $9,365 in cash (of which $200 was paid to a shareholder of Blue Giant under a noncompete agreement), an obligation payable over three years totaling $1,105 under a noncompete agreement with a shareholder of the Blue Giant and related expenses of $333. The purchase price was allocated to the estimated fair value of the tangible and intangible net assets acquired, with the residual being allocated to goodwill. The goodwill of $1,026 is being amortized on a straight-line basis over forty years.

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

The operating results of Blue Giant are included in the consolidated results of operations since November 1, 1997. The following unaudited pro forma summary presents the consolidated results of operations as though the acquisition of the Company described in Note 3 had been completed and the Company had completed the acquisition of Blue Giant on January 1 of each period presented.

                                   Year Ended December 31,
                                   -----------------------
                                      1996          1997
                                      ----          ----

   Net sales                       $ 477,254     $ 509,187
                                   ==========    =========
   Income from operations          $  17,293     $  21,583
                                   ==========    =========
   Net income                      $   1,415     $   8,320
                                   ==========    =========

HLT, Inc.

On February 28, 1997, the Company purchased substantially all of the assets of HLT, Inc., a supplier of upright material handling equipment, for $4,948. Assets acquired included inventory, equipment and tooling. The purchase was financed through a short-term note which matured in the second quarter of 1997. The Company is leasing the former company's facility and is continuing production of the equipment, primarily for its own use. The acquisition was not significant and pro forma data is not presented.


NOTE 5 - INVENTORIES

Inventories consist of the following:


                                        December 31,        December 31,
                                           1996                1997
                                           ----                ----

Finished equipment                       $  12,797          $   12,000
Replacement parts                           24,107              28,302
Work-in-progress                             1,402               5,356
Raw material and supplies                   22,135              25,126
                                         ---------          ----------
    Net inventories                      $  60,441          $   70,784
                                         =========          ==========

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                        December 31,        December 31,
                                           1996                1997
                                           ----                ----

Property                                $   7,364           $    7,005
Plant                                      15,556               14,574
Equipment                                  28,779               33,854
                                        ----------          -----------
                                           51,699               55,433
Less:  Accumulated depreciation              (685)              (7,597)
                                        ----------          -----------
Net property, plant and equipment       $  51,014           $   47,836
                                        ==========          ===========

NOTE 7 - BORROWINGS, LINES OF CREDIT AND INDEBTEDNESS

Long-term debt is summarized as follows:

                                        December 31,        December 31,
                                           1996                1997
                                           ----                ----

10.75% Senior Notes due 2006             $ 130,000           $  130.000
Capital lease obligations (Note 8)           6,007                6,596
                                         ---------           ----------
Total long-term debt                       136,007              136,596
Less: current portion                        2,407                2,732
                                         ---------           ----------
Long-term debt, less current
 portion                                 $ 133,600           $  133,864
                                         =========           ==========


Senior Notes due 2006

The Senior Notes due 2006 ("Senior Notes") were issued in connection with the acquisition of the Company and are due on November 15, 2006. The Senior Notes are not redeemable at the Company's option prior to November 15, 2001. Thereafter, the Senior Notes will be subject to redemption at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable date of redemption, if redeemed during the 12 month period beginning on November 15 of the years indicated below:

     Year                                    Percentage
     ----                                    ----------
     2001                                      105.375%
     2002                                      102.688%
     2003 and thereafter                       100.000%

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

Revolving Line of Credit

The Company has entered into a $30,000 revolving credit facility (the "Facility") with Congress Financial Corporation (the "Bank"). Borrowings under the Facility are available for working capital and general corporate purposes, including letters of credit. The Facility is secured by first priority liens on all accounts receivable and inventory of the Company's domestic operations, excluding HLT and Blue Giant.

The Facility expires in November 1999, unless extended. The interest rate per annum applicable to the Facility is the prime rate, as announced periodically, plus 0.50% or, at the Company's option, the adjusted Eurodollar rate plus 2.50%. The Facility permits the Company to prepay loans and to permanently reduce revolving credit commitments or letters of credit, in whole or in part, at any time in certain minimum amounts. The Company is required to pay certain fees in connection with the Facility, including a commitment fee of 0.25% on the undrawn portion of the revolving credit commitment.

The Facility contains customary representations and warranties, and events of default and certain other covenants. Borrowings on the Facility are classified in the consolidated balance sheet as notes payable and were $799 and $0 at December 31, 1997 and 1996, respectively. The average interest rate on borrowings during 1997 was 9%.

Fair Value Disclosures

The fair value of the Company's Senior Notes at December 31, 1997 is approximately $137,800 based on quoted market prices. The fair value of the Senior Notes approximated carrying value at December 31, 1996. The Company believes that the carrying value of its other borrowings approximates fair market value based on discounted future cash flows using rates currently available for debt with similar terms and remaining maturities.

NOTE 8 - LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms under operating leases. In most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property.

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

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

  Year ended December 31, 1997                              $   2,807
                                                            =========
  One month ended December 31, 1996                         $     191
                                                            =========
  Eleven months ended November 26, 1996                     $   1,886
                                                            =========
  Year ended December 31, 1995                              $   2,557
                                                            =========

The Company also routinely enters into sale-leaseback arrangements for certain equipment, which is similarly sold to third-party customers under sales-type lease agreements. The Company maintains a net investment in these leases, represented by the present value of payments receivable under the leases. The Company's net investment in sales-type leases was $7,901 and $7,517 at December 31, 1997 and 1996, respectively, and is included in other current and non-current assets on the consolidated balance sheet.

In connection with the original sale-leaseback arrangements underlying the customer lease program, the Company has an outstanding rental installment obligation which is recorded based on the present value of minimum payments due under the leases of $6,596 of which $2,732 is current at December 31, 1997.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1997 are as follows:


                                                      Capital     Operating
                                                      Leases       Leases
                                                      ------       ------

1998                                                 $  2,446     $  3,139
1999                                                    2,001        2,439
2000                                                    1,556        2,023
2001                                                    1,038        1,454
2002                                                      371        1,314
Thereafter                                                  -           29
                                                     --------     --------
     Total minimum obligations                          7,412     $ 10,398
                                                                  ========
Less amount representing interest                         816
                                                     --------
     Present value of net minimum obligations           6,596
Less current portion                                    2,732
                                                     --------
     Long-term obligations                           $  3,864
                                                     ========

CLARK Material Handling Company
and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

The components of income (loss) before income taxes and extraordinary items are as follows:

                                                                  Eleven                 One
                                              Year                Months                Month                Year
                                              Ended                Ended                Ended                Ended
                                          December 31,         November 26,         December 31,         December 31,
                                              1995                 1996                 1996                 1997
                                              ----                 ----                 ----                 ----

United States                                $   (16,405)        $      2,541    |   $         165         $      4,080
Foreign                                             (866)              (4,636)   |             370                4,275
                                         ----------------     ----------------   | ----------------     ----------------
Income (loss) before income taxes                                                |
 and extraordinary items                     $   (17,271)        $     (2,095)   |   $         535         $      8,355
                                         ================     ================   | ================     ================

As a result of the Predecessor's operating losses for book and tax purposes, provision (benefit) for income taxes for the year ended December 31, 1995 and the eleven months ended November 26, 1996 were minimal, relating primarily to state or foreign jurisdictions where taxable income occurred but net operating loss ("NOL") carryforwards were limited.

Provisions for income taxes during the year ended December 31, 1997 and the one month ended December 31, 1996 relate to state and local income taxes. The Company did not provide for federal income taxes during the year ended December 31, 1997 and the one month period ended December 31, 1996 as the result of incurring a taxable loss in the United States and utilizing NOL carryforwards to offset taxable income in foreign jurisdictions.

The provision for income taxes is different from the amount which would be provided by applying the statutory federal income tax rate to income (loss) before income taxes and extraordinary items. The reasons for the difference are summarized below:

                                                                      Eleven                      One
                                                   Year                Months                     Month                Year
                                                   Ended                Ended                     Ended                Ended
                                                December 31,         November 26,              December 31,         December 31,
                                                   1995                 1996                      1996                 1997
                                                   ----                 ----                      ----                 ----

Expected income tax at U.S. Federal
 rates                                         $     (6,045)        $       (712)      |     $         182         $      2,841
NOL with no current benefit                           5,651                1,575       |                 -                    -
Foreign NOL carryforward benefit                          -                    -       |              (166)              (1,987)
Benefit of domestic NOL                                   -                 (863)      |               (56)              (1,387)
Foreign tax differential on income/                                                    |
 losses of foreign subsidiaries                         303                    -       |                40                  533
State and local taxes                                     -                    -       |                 -                  484
Other                                                   239                    -       |                 -                    -
                                            ----------------     ----------------      |   ----------------     ----------------
                                                                                       |
    Total provision for income taxes           $        148         $          -       |     $           -         $        484
                                            ================     ================      |   ================     ===============

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

The tax effects of the basis differences and NOL carryforwards as of December 31, 1997 and December 31, 1996 are summarized below:

                                                       December 31,        December 31,
                                                          1996                1997
                                                          ----                ----

Property, plant and equipment                          $     (81)          $  (1,846)
Goodwill                                                       -                (942)
                                                       ----------          ----------
      Total deferred tax liabilities                         (81)             (2,788)
                                                       ----------          ----------

Warranties and product liability                          19,602              21,478
Net inventories                                            2,586                 975
Receivables                                                  536                 414
Other                                                      2,330               1,620
Benefit of net operating loss carryforwards               19,506              19,293
                                                       ----------          ----------
      Total deferred tax assets                           44,560              43,780
                                                       ----------          ----------
Deferred tax valuation allowance                         (44,479)            (40,992)
                                                       ----------          ----------
      Net deferred taxes                               $       -           $       -
                                                       ==========          ==========


Basis differences between the amounts assigned to net assets for financial reporting purposes and the amounts assigned for tax purposes resulted in a net deferred tax asset of $40,992. In light of the Company's and Predecessor's operating history, management provided a valuation allowance in the same amount.

At December 31, 1997, the Company had U.S. federal NOL carryforwards of $3,049 which begin to expire in 2011.

In addition, the Company's foreign subsidiaries have approximately $43,036 of loss carryforwards, $18,407 in corporate losses for Germany, $20,763 in municipal losses for Germany and $3,866 in other countries, which are available to offset future foreign taxable income. The loss carryforwards in Germany are available without expiration. The loss carryforwards in other countries expire in the years 1998 through 2001.

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

NOTE 10 - RETIREMENT PLANS

Pension Plans

Certain of the Company's German employees are covered by noncontributory defined benefit pension plans. The Company also maintains separate pension benefit plans for German executive employees and for other staff. The executive pension plans are based on final pay and service, and, in some cases, are dependent on social security pensions while the other staff plans are based on fixed amounts applied to the number of years of service rendered. The plans are unfunded.

The components of pension expense relating to defined benefit plans for each of the reporting periods covered by these financial statements are as follows:


                                                                Eleven                One
                                             Year               Months                Month                Year
                                             Ended              Ended                 Ended                Ended
                                         December 31,         November 26,         December 31,         December 31,
                                             1995                 1996                 1996                 1997
                                             ----                 ----                 ----                 ----

Current service cost                     $           57       $           38   |   $            2       $           37
Interest cost                                       886                  840   |               52                  837
Net amortization and deferrals                     (927)                 107   |                7                    -
                                        ----------------     ----------------  |  ----------------     ----------------
                                         $           16        $         985   |   $           61        $         874
                                        ================     ================  |  ================     ================

The following table summarizes the funded status of the Company's defined benefit pension plans to the amounts recognized in the financial statements:

                                                  December 31,   December 31,
                                                     1996           1997
                                                     ----           ----

Projected benefit obligations                      $  12,379      $  11,073
                                                   ---------      ---------
Accrued pension cost                               $  12,379      $  11,073
                                                   =========      =========

The accumulated benefit obligations do not differ materially from the projected benefit obligations.

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

A discount rate of 7.5% was used in 1997 and 1996 to determine the projected benefit obligations.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. Generally, the Company matches contributions up to a maximum of 3% of compensation. In connection with the required match, the Company's contribution to the plan was $512, $30, $237 and $283 for the year ended December 31, 1997, for the one month ended December 31, 1996, for the eleven months ended November 26, 1996 and for the year ended December 31, 1995, respectively.

Other Postemployment Benefits

The Company does not have any benefit programs which provide retiree health or life insurance benefits.


NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

In the normal course of business, lawsuits have been filed alleging damages for accidents relating to use of the Company's products. As part of the acquisition of the Predecessor, the Company assumed both the outstanding and future product liability exposures related to such operations. As of December 31, 1997, there were 76 lawsuits outstanding alleging damages for injuries or deaths arising from accidents involving forklift products. Most of the foregoing suits are in various stages of pretrial completion, and certain plaintiffs are seeking punitive as well as compensatory damages. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability, based in part upon actuarial determinations, in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks.

The Company is involved in various other legal proceedings which have arisen in the normal course of business. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company is contingently liable as a guarantor for certain of its dealers' financing arrangements with a financial institution. In certain circumstances of dealer default, the Company is obligated to: a) repurchase new equipment financed under dealer floor plan obligations and b) purchase dealers' long-term rental equipment contracts with customers for which financing has been provided by the financial institution to the dealer. The guarantees

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

under these financing arrangements aggregated approximately $25,000 and $110,000, respectively, at December 31, 1997. When a dealer default does occur, a newly selected dealer generally assumes the assets of the prior dealer and any related financial obligations. Historically, the Company and the Predecessor have incurred only minimal losses relating to these arrangements.

The Company is contingently liable for a portion of the residual value of machines sold by the Company to an independent company which subsequently leases those machines to third parties for terms generally ranging from three to five years. Historically, the Company and the Predecessor have made a profit on the subsequent resale of repurchased machines. At December 31, 1997, the maximum contingent liability was approximately $6,273. At December 31, 1997 and December 31, 1996, there were $1,887 and $1,188, respectively, of repurchased machines included in inventory.

The Company is contingently liable on guarantees given by the Predecessor to financial institutions relating to loans and other dealer and customer obligations arising in the ordinary conduct of its business. Such guarantees approximated $2,272 at December 31, 1997. Estimated losses, if any, on such guarantees are accrued as a component of the allowance for doubtful accounts. Historically, the Company and the Predecessor have not incurred material losses on these guarantees.

The Company's outstanding letters of credit totaled $1,084 at December 31, 1997. The letters of credit generally serve as collateral for certain liabilities included in the balance sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

The Company is a wholly-owned subsidiary of Holdings. Other than its investment in the Company, Holdings has no other substantive business activities or operations. Holdings has financed its investment in the Company through the issuance of $7,000 of Junior Subordinated Debentures, bearing interest at 12% per annum and maturing 2007, $17,000 of preferred stock with an annual cumulative dividend of 12% and $1,000 of common stock. Although the Company has not guaranteed Holdings' debt or preferred stock dividend obligations, or otherwise assumed such obligations, Holdings will look to the Company's assets and cash flows to meet its interest, debt and dividend obligations when and if they are paid.

CLARK Material Handling Company
 and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions conducted with the Parent Company:

                                                                  Eleven                 One
                                              Year                Months                Month                Year
                                              Ended                Ended                Ended                Ended
                                           December 31,         November 26,         December 31,         December 31,
                                              1995                 1996                 1996                 1997
                                              ----                 ----                 ----                 ----

Distribution and parts warehousing                                             |
 expenses                                 $      7,088         $      6,100    |   $         490         $      5,580
Management fee allocation                        6,996                5,672    |               -                    -
Interest expense                                16,145               14,656    |               -                    -
Interest income                                    480                  150    |               -                    -



NOTE 13 - GEOGRAPHIC SEGMENT INFORMATION

                                                              Eleven                 One
                                          Year                Months                Month                Year
                                          Ended                Ended                Ended                Ended
                                       December 31,         November 26,         December 31,         December 31,
                                          1995                 1996                 1996                 1997
                                          ----                 ----                 ----                 ----

Sales
   North America                         $   385,611          $   286,992         $     31,480          $   388,185
   Europe                                    162,396              126,045               15,787              134,437
   All other                                     116                   85                  231                3,829
   Eliminations                              (19,364)              (8,493)                (735)             (37,157)
                                     ----------------     ----------------     ----------------     ----------------
        Total                            $   528,759          $   404,629         $     46,763          $   489,294
                                     ================     ================     ================     ================

Income (loss) from operations
   North America                        $       (523)        $     10,307         $      1,389         $     17,164
   Europe                                      3,973                3,664                  571                4,741
   All other                                    (379)                (688)                 (25)                (768)
   Eliminations                                   (4)                   -                    -                 (103)
                                     ----------------     ----------------     ----------------     ----------------
        Total                           $      3,067         $     13,283         $      1,935         $     21,034
                                     ================     ================     ================     ================
Indentifiable assets
   North America                        $     95,107         $     98,553          $   265,472          $   305,184
   Europe                                    101,054               96,595               89,861               79,249
   All other                                   9,650               10,353               10,161                6,839
   Eliminations                              (13,102)             (12,794)             (64,187)             (78,018)
                                     ----------------     ----------------     ----------------     ----------------
        Total                            $   192,709          $   192,707          $   301,307          $   313,254
                                     ================     ================     ================     ================

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

The Company is not dependent upon any single customer.


NOTE 14 - SEVERANCE ACTIONS

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


NOTE 15 - FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

The Company conducts a portion of its business through subsidiaries. The Senior Notes referred to in Note 7 are unconditionally guaranteed, jointly and severally, by certain subsidiaries (the "Subsidiary Guarantors") which presently constitute HLT and BGU operations. Certain of the Company's subsidiaries do not guarantee the Senior Notes (the "Non-Guarantor Subsidiaries"), presently the Company's foreign subsidiaries.

Presented below is condensed financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 1997.

The equity method has been used by the Company with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

CLARK Material Handling Company
 and Predecessor Businesses
 Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

                                                    Consolidating Balance Sheet
                                                         December 31, 1997

                                                        CLARK Material
                                                       Handling Company                       Non-
                                                       (Parent Company       Subsidiary    Guarantor
                                                             Only)           Guarantors   Subsidiaries   Eliminations  Consolidated
                                                      -----------------     -----------   ------------   ------------  ------------
Current assets
   Cash and cash equivalents                          $          70          $        1    $    6,263    $         -    $    6,334
   Cash securing letters of credit                                -                   -           320              -           320
   Trade receivables                                         24,224               3,081        19,713              -        47,018
   Affiliate accounts receivable                              4,900              11,982           189        (17,071)            -
   Net inventories                                           47,331               5,106        18,347              -        70,784
   Other current assets                                       1,614                 552         5,115              -         7,281
                                                      --------------         ----------   -----------    -----------    -----------

        Total current assets                                 78,139              20,722        49,947        (17,071)      131,737

Long term assets
   Property, plant and equipment-net                         18,275              1,639         27,922              -        47,836
   Goodwill                                                 113,861              1,026              -              -       114,887
   Investment in affiliates                                  60,844                  -              -        (60,844)            -
   Other assets                                               9,638              1,178          7,978              -        18,794
                                                      --------------        ----------   ------------    -----------   -----------

        Total assets                                  $     280,757         $   24,565    $    85,847    $   (77,915)  $   313,254
                                                      ==============        ==========   ============    ===========   ===========

Current liabilities
   Notes payable                                      $       1,261         $       -     $     1,923    $         -   $     3,184
   Current portion of capital lease obligations                   -                 -           2,732              -         2,732
   Trade accounts payable                                    44,437             3,664          13,901              -        62,002
   Affiliate accounts payable                                12,043             1,680           2,707        (16,430)            -
   Accrued compensation and benefits                          3,051               503           2,176              -         5,730
   Accrued warranties and product liability                  19,345               196           1,233              -        20,774
   Other current liabilities                                  4,424               303           6,001              -        10,728
                                                      --------------       ----------    ------------    -----------   -----------

        Total current liabilities                            84,561             6,346          30,673        (16,430)      105,150

Non-current liabilities
   Senior notes payable                                     130,000                 -               -              -       130,000
   Capital lease obligations, less current portion                -                 -           3,864              -         3,864
   Accrued warranties and product liability                  38,497                 -               -              -        38,497
   Other non-current liabilities                                730             7,168           4,745           (641)       12,002
                                                      --------------      -----------    ------------    -----------   -----------

        Total liabilities                                   253,788           13,514           39,282        (17,071)      289,513
                                                      --------------      -----------    ------------    -----------   -----------


Commitments and contingencies                                     -                -               -              -              -

Stockholder's equity
   Common stock                                                   1                -               -              -              1
   Paid-in-capital                                           24,999                -               -              -         24,999
   Retained earnings                                          1,969            1,741           4,696              -          8,406
   Subsidiary investment                                          -            9,310          51,534        (60,844)             -
   Cumulative translation adjustment                              -                -          (9,665)             -         (9,665)
                                                      --------------      ----------   -------------    -----------    -----------

     Total stockholder's equity                              26,969           11,051          46,565        (60,844)        23,741
                                                      --------------      ----------   -------------    -----------    -----------

     Total liabilities and stockholder's equity       $     280,757       $   24,565   $      85,847    $   (77,915)   $   313,254
                                                      ==============      ==========   =============    ===========    ===========

CLARK Material Handling Company
 and Predecessor Businesses
 Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

                                          Consolidating Statement of Operations
                                              Year Ended December 31, 1997

                                                     CLARK Material
                                                     Handling Company                       Non-
                                                     Parent Company     Subsidiary       Guarantor
                                                           Only)        Guarantors      Subsidiaries     Eliminations   Consolidated
                                                     --------------    ------------    -------------    -------------   ------------
Net sales                                            $   358,103       $     27,849    $     140,499    $    (37,157)   $   489,294
Cost of goods sold                                       316,068             24,579          127,535         (37,055)       431,127
                                                     ------------      ------------    -------------    -------------   ------------


        Gross profit                                      42,035              3,270           12,964            (102)        58,167

Engineering, selling and administrative expenses          26,918              1,399            8,816               -         37,133
                                                     ------------      ------------    -------------    -------------   ------------

        Income from operations                            15,117              1,871            4,148            (102)        21,034

Other income (expense):
   Interest income                                           699                  8              102               -            809
   Interest expense                                      (14,480)               (48)            (558)              -        (15,086)
   Other income - net                                        907                  6              685               -          1,598
                                                     ------------      ------------    -------------    -------------   ------------

        Income before income taxes                         2,243              1,837            4,377            (102)         8,355

Equity in earnings of subsidiaries                         5,952                  -                -          (5,952)             -
Provision for income taxes                                   324                105               55               -            484
                                                     ------------      ------------    -------------    -------------   ------------


Net income                                           $     7,871       $      1,732    $       4,322    $     (6,054)   $     7,871
                                                     ============      ============    =============    =============   ============

CLARK Material Handling Company
 and Predecessor Businesses
 Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

                                     Consolidating Statement of Cash Flows
                                         Year Ended December 31, 1997

                                                                    CLARK Material
                                                                   Handling Company                      Non-
                                                                   (Parent Company     Subsidiary     Guarantor
                                                                        Only)          Guarantors    Subsidiaries     Consolidated
                                                                   ---------------     ----------    ------------     ------------

Net cash provided by operating activities                           $       3,347      $     326      $    7,436       $  11,109
                                                                    -------------      ---------      ----------       ---------


Investing activities:
      Business combinations                                               (14,646)             -               -         (14,646)
      Capital expenditures                                                 (4,532)          (325)         (1,483)         (6,340)
                                                                    -------------      ---------      ----------       ---------

          Net cash used in investing activities                           (19,178)          (325)         (1,483)        (20,986)
                                                                    -------------      ---------      ----------       ---------


Financing activities:
      Issuance of current notes payable                                       822              -             360           1,182
      Repayment of current notes payable                                        -              -          (1,020)         (1,020)
      Other, net                                                                -              -             147             147
                                                                    -------------      ---------      ----------       ---------


          Net cash provided by (used in) financing activities                 822              -            (513)            309
                                                                    -------------      ---------      ----------       ---------


Effect of exchange rate changes on cash and
 cash equivalents                                                               -              -            (652)           (652)
                                                                    -------------      ---------      ----------       ---------


Net increase (decrease) in cash and cash equivalents                      (15,009)             1           4,788         (10,220)
Cash and cash equivalents at beginning of period                           15,079              -           1,475          16,554
                                                                    -------------      ---------      ----------       ---------


Cash and cash equivalents at end of period                          $          70      $       1      $    6,263       $   6,334
                                                                    =============      =========      ==========       =========

NOTE 16 - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                       Balance
                                                          at                                                        Balance
                                                      beginning                          (1)           (2)           at end
                                                      of period       Provision         Other       Deductions     of period
                                                      ---------       ---------         -----       ----------     ---------
Allowance for Doubtful Accounts

The Company
-----------

Year ended December 31, 1997                         $    2,215       $     27       $    (123)     $    (213)     $  1,906

One month ended December 31, 1996                         2,063            164             (12)            -          2,215


The Predecessor
---------------

Eleven months ended November 26, 1996                     2,867            59              (48)         (740)         2,138

Year ended December 31, 1995                              3,600             -               71          (804)         2,867


(1)  Effect of exchange rate
(2)  Utilization of established reserves,
        net of recoveries


EXHIBIT INDEX
Exhibit                                     Description
No.

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


10.21 Agreement, dated June 1, 1983, between CLARK Equipment Company and Mitsubishi Corporation, Mitsubishi Heavy Industries, Ltd. and Mitsubishi Motors Corporation, as amended (incorporated by reference to Exhibit
       10.24 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.22 Master Contract for Purchase and Sale, dated July 17, 1995, between CLARK Material Handling Company and Custom Tool and Manufacturing Company (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.23 Supply Agreement, dated December 20, 1991, between CLARK Material Handling Company and Dixson, Inc. (incorporated by reference to Exhibit
       10.26 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.24 Lease Agreement, dated as of April 15, 1987, between Vergil D. Kelly and Kenny Angelucci and CLARK Equipment Company with respect to 172 Trade Street, Lexington, Kentucky, as amended by Amendment #1 to Lease dated April 15, 1987 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.25 Standard Form Dealer Sales Agreements, between CLARK Material Handling Company and domestic dealer entities (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.26 Agreement, dated as of September 12, 1995, by and between CLARK Material Handling Company and Nissan Forklift Corporation, North America (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.27 License Agreement, dated as of November 27, 1996, between Holdings and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.28 Asset Purchase Agreement, dated as of November 6, 1997, between Clark Material Handling of Canada Ltd. and Blue Giant Limited.

10.29 Asset Purchase Agreement, dated as of October 31, 1997, between Blue Giant Corporation and Blue Giant USA Corporation.

21.1   Subsidiaries of the Company

27     Financial Data Schedule