Form 10-K/A
period 1997-12-31
CLARK MATERIAL HANDLING CO
filed 1998-04-03
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

         This Amendment amends and supplements the Annual Report on Form 10-K filed by CLARK Material Handling Company, a Delaware corporation (the "Company"), with the Securities and Exchange Commission on March 31, 1998.

         The purpose of this amendment is to correct two typographical errors in the Company's Consolidated Statement of Cash Flows (Page F-6) filed on March 31, 1998 with the Annual Report on Form 10-K for the year ended December 31, 1997. Specifically, "Depreciation" and "Other assets and liabilities, net" for the year ended December 31, 1997 should be 8,900 and (5,218), respectively, not 1,900 and (5,211), respectively, as previously reported.

         The Consolidated Financial Statements of the Company (marked to show the changes to the Consolidated Statement of Cash Flows) along with the Report of Independent Accountants are reprinted and attached hereto as pages F-1 through F-25. The remainder of the Annual Report on Form 10-K filed by the Company on March 31, 1998 remains the same.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CLARK Material Handling Company

                                 BY: /s/ Joseph F. Lingg
                                     ----------------------------
                                     Joseph F. Lingg
                                     Vice President, Finance, Human Resources
                                     and Treasurer
                                    (Principal Financial and Accounting Officer)


Dated:  April 3, 1998

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

CLARK Material Handling Company
and Predecessor Businesses
Consolidated Statement of Cash Flows (in thousands)
--------------------------------------------------------------------------------


                                                                      Predecessor                          The Company
                                                            ------------------------------       ------------------------------
                                                                               Eleven                One
                                                                Year           Months               Month            Year
                                                                Ended          Ended                Ended           Ended

                                                            December 3l,      November 26,        December 3l,    December 3l,
                                                               1995             1996                 1996            1997
                                                               ----             ----                 ----            ----
Operating activities:                                                                        |
  Net income (loss)                                         $  (18,766)       $   (2,095)    |    $      535      $   7,871
  Adjustments to reconcile net income (loss)                                                 |
  to cash provided by operating activities:                                                  |

    Depreciation                                                11,534             9,312     |           778          8,900

    Amortization                                                 1,310             1,099     |           322          3,350
    Extraordinary loss on retirement of allocated debt           1,347                 -     |             -              -
    Loss on sale of property, plant and equipment                  183                31     |            70             24
    Property impairment charge                                   2,500                 -     |
    Changes in operating assets and liabilities excluding                                    |
    business combinations:                                                                   |
      Restricted cash                                             (516)             (220)    |          (136)           638
      Trade receivables                                           (240)           (2,406)    |         2,800         (8,732)
      Net inventories                                           (2,685)           (2,696)    |         9,801         (7,015)
      Trade accounts payable                                    (2,084)               61     |       (11,265)         7,866
      Accrued compensation and benefits                            (73)              409     |          (609)          (156)
      Accrued warranties and product liability                   1,126            (2,248)    |           237          3,581
      Due to parent company                                     19,187             8,720     |             -              -

      Other assets and liabilities, net                         (5,645)           (5,876)    |           223         (5,218)


                                                             ---------         ---------     |    ----------      ---------
       Net cash provided by operating activities                 7,178             4,091     |         2,756         11,109
                                                             ---------         ---------     |    ----------      ---------
 Investing activities:                                                                       |
    Business combinations                                            -                 -     |             -        (14,646)
    Capital expenditures                                        (5,290)           (3,208)    |          (317)        (6,340)
    Proceeds from sale of assets                                   534               139     |             -              -
                                                             ---------         ---------     |    ----------      ---------
        Net cash used in investing activities                   (4,756)           (3,069)    |          (317)       (20,986)
                                                             ---------         ---------     |    ----------      ---------
 Financing activities:                                                                       |
    Issuance of current notes payable                                -                -      |             -          1,182
    Repayment of current notes payable                               -                -      |             -         (1,020)
    Repayment of allocated debt                                (51,754)               -      |             -              -
    Proceeds from allocated debt                                51,220              105      |             -              -
    Other,net                                                   (1,607)           1,376      |           293            147
                                                             ---------        ---------      |    ----------      ---------
        Net cash provided by (used in) financing activities     (2,141)           1,481      |           293            309
                                                             ---------        ---------      |    ----------      ---------
 Effect of exchange rate changes on cash and                                                 |
 cash equivalents                                                 (976)          (1,262)     |          (306)          (652)
                                                             ---------        ---------      |    ----------      ---------
                                                                                             |
 Net increase (decrease) in cash and cash equivalents             (695)           1,241      |         2,426        (10,220)
 Cash and cash equivalents at beginning of period                1,514              819      |        14,128         16,554
                                                            ----------        ---------      |    ----------      ---------
 Cash and cash equivalents at end of period                 $      819        $   2,060      |    $   16,554      $   6,334
                                                            ==========        =========      |    ==========      =========
                                                                                             |
  Supplemental disclosures                                                                   |
     Cash paid for interest                                        793        $     337      |    $       86      $  14,465
     Income taxes paid                                                               17      |    $        -      $       -


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

                                      F-25