Form 10-Q
period 1998-03-31
CLARK MATERIAL HANDLING CO
filed 1998-05-15
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 30, 1998, there were 1,000 shares of the registrant's common stock, par value $1.00 per share, outstanding, all of which were owned by an affiliate of the registrant.

                         CLARK MATERIAL HANDLING COMPANY

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

         Item 1.    Financial Statements                                   2

             Consolidated Balance Sheet -
                March 31, 1998 and December 31, 1997                       2

             Consolidated Statement of Operations -
                Three Months ended March 31, 1998 and 1997                 3

             Consolidated Statement of Cash Flows -
                Three months ended March 31, 1998 and 1997                 4

             Notes to Consolidated Financial Statements                    5

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           6

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                       9

         Item 2.   Changes in Securities                                   9

         Item 3.   Defaults Upon Senior Securities                         9

         Item 4.   Submission of Matters to a Vote of Security Holders     9

         Item 5.   Other Information                                       9

         Item 6.   Exhibits and Reports on Form 8-K                        9

         SIGNATURES                                                       10

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                         CLARK Material Handling Company
                           Consolidated Balance Sheet
                                 (in thousands)
                                   (unaudited)

                                                                                 March 31,          December 31,
                                                                                    1998                 1997
                                                                              ---------------    ---------------
Current assets
   Cash and cash equivalents                                                  $         4,309    $         6,334
   Cash securing letters of credit                                                        278                320
   Net trade receivables                                                               49,192             47,018
   Net inventories                                                                     79,151             70,784
   Other current assets                                                                 7,139              7,281
                                                                              ---------------    ---------------
           Total current assets                                                       140,069            131,737

Long-term assets
   Property, plant and equipment-net                                                   47,460             47,836
   Goodwill, net of accumulated amortization of $3,825
     at March 31, 1998 and $3,081 at December 31, 1997                                114,680            114,887
   Other assets                                                                        18,881             18,794
                                                                              ---------------    ---------------
           Total assets                                                       $       321,090    $       313,254
                                                                              ===============    ===============

Current liabilities
   Notes payable                                                              $         2,103    $         3,184
   Current portion of capital lease obligations                                         2,856              2,732
   Trade accounts payable                                                              65,802             62,002
   Accrued compensation and benefits                                                    5,924              5,730
   Accrued warranties and product liability                                            19,964             20,774
   Other current liabilities                                                           14,533             10,728
                                                                              ----------------   ---------------
           Total current liabilities                                                  111,182            105,150

Non-current liabilities
   Senior notes payable                                                               130,000            130,000
   Capital lease obligations, less current portion                                      4,298              3,864
   Accrued warranties and product liability                                            39,376             38,497
   Other non-current liabilities                                                       12,584             12,002
                                                                              ---------------    ---------------
           Total liabilities                                                          297,440            289,513
                                                                              ---------------    ---------------

Commitments and contingencies
Stockholder's equity
   Common stock, par value $1 per share,
    1,000 shares authorized, issued and outstanding                                         1                  1
   Paid-in-capital                                                                     24,999             24,999
   Retained earnings                                                                    8,699              8,406
   Cumulative translation adjustment                                                  (10,049)            (9,665)
                                                                              ---------------    ---------------

   Total stockholder's equity                                                          23,650             23,741
                                                                              ---------------    ---------------
Total liabilities and stockholder's equity                                    $       321,090    $       313,254
                                                                              ===============    ===============


                             See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)


                                                                  Three Months        Three Months
                                                                      Ended               Ended
                                                                    March 31,           March 31,
                                                                      1998                1997
                                                                 ---------------    ----------------

Net sales                                                        $       129,595    $       110,823
Cost of goods sold                                                       113,932             98,192
                                                                 ---------------    ---------------

   Gross profit                                                           15,663             12,631

Engineering, selling and administrative expenses                          11,236              8,762

                                                                 ---------------    ---------------

   Income from operations                                                  4,427              3,869

Other income (expense):
   Interest income                                                            53                257
   Interest expense                                                       (3,719)            (3,938)
   Other (expense) income-net                                               (248)                75
                                                                 ----------------   ---------------

   Income before income taxes                                                513                263

Provision for income taxes                                                   220                 37
                                                                 ---------------    ---------------

   Net income                                                    $           293    $           226
                                                                 ===============    ===============





                           See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                               Three Months        Three Months
                                                                                   Ended               Ended
                                                                                 March 31,           March 31,
                                                                                   1998                1997
                                                                            ------------------   ----------------

Operating activities:
   Net income                                                                 $           293    $           226
   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                                     3,363              3,166
      Changes in operating assets and liabilities:
        Restricted cash                                                                    33                767
        Trade receivables                                                              (2,230)            (6,466)
        Net inventories                                                                (8,675)                24
        Trade accounts payable                                                          4,131              1,022
        Accrued compensation and benefits                                                 240               (596)
        Accrued warranties and product liability                                           97                107
        Other assets and liabilities, net                                               2,917              4,040
                                                                              ---------------    ---------------

           Net cash provided by operating activities                                      169              2,290
                                                                              ---------------    ---------------

Investing activities - capital expenditures                                            (1,900)              (761)
                                                                              ---------------    ---------------

Financing activities - repayment of notes payable, net                                   (222)              (109)
                                                                              ---------------    ---------------

Effect of exchange rate changes on cash and cash equivalents                              (72)              (476)
                                                                              ---------------    ---------------

Net (decrease) increase in cash and cash equivalents                                   (2,025)               944
Cash and cash equivalents at beginning of period                                        6,334             16,554
                                                                              ---------------    ---------------

Cash and cash equivalents at end of period                                    $         4,309    $        17,498
                                                                              ===============    ===============





                                     See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
             Notes to Unaudited Financial Statements (in thousands)



1. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of CLARK Material Handling Company (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Inventories consist of the following:

                                              March 31,         December 31,
                                                1998                1997
                                           --------------    -----------------

      Finished equipment                    $   15,459        $     12,000
      Replacement parts                         29,423              28,302
      Work-in-process                            7,313               5,356
      Raw materials and supplies                26,956              25,126
                                            ----------        ------------

         Net inventories                    $   79,151        $     70,784
                                            ==========        ============

3. There have been no material changes in the status of the Company's legal proceedings or its other contingent obligations since December 31, 1997.

4. On February 28, 1997, the Company purchased substantially all the assets of HLT (Hydroelectric Lift Trucks) a supplier of upright material handling equipment, for $4,948 million. Assets acquired included inventory, equipment and tooling. The purchase was financed through a short-term note which matured in the second quarter of 1997. The Company is leasing the former company's facility and is continuing production, primarily for its own use. The acquisition was not significant and pro forma data is not presented.

5. On November 7, 1997 the Company closed its acquisition of substantially all of the assets and certain liabilities of Blue Giant USA Corporation
      (BGU) and Blue Giant Canada Limited (BGC), (collectively, "Blue Giant") in two separate purchase business combinations effective November 1, 1997. Although separate legal entities, BGU and BGC were under the common control of substantially the same stockholder group. The purchase price for the acquisition comprised $9,365 in cash (of which $200 was paid to a shareholder of Blue Giant Companies under a non compete agreement), an obligation payable over three years totaling $1,105 under a non compete agreement with a shareholder of Blue Giant Companies and related out-of-pocket expenses of approximately $333. The purchase price was allocated to the estimated fair value of the tangible and intangible net assets acquired, with the residual being allocated to goodwill. The goodwill of $1,026 is being amortized on a straight-line basis over forty years.

      The following unaudited proforma summary presents the consolidated results of operations as though the acquisition of Blue Giant Companies had been completed on January 1 of 1997.

                                                           Three Months
                                                              Ended
                                                          March 31, 1997
                                                          --------------

          Net Sales                                          $115,931

          Income from operations                             $  3,745

          Net Income                                         $     65


6. The Company had a total comprehensive loss of $91 and $3,894 for the three months ended March 31, 1998 and 1997, respectively. The difference between the Company's net income and total comprehensive loss relates to the cumulative translation adjustment of its foreign subsidiaries.

7. Reclassifications. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Item 2.    Management's Discussion and Analysis of Financial Condition
`          and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

General

The Company is a leading international designer, manufacturer and marketer of a complete line of forklift trucks, which it markets through a global network of more than 290 dealers. The Company's large installed base, which management estimates to be approximately 350,000 units in operation worldwide, provides for substantial ongoing replacement part sales, which typically generate significantly higher gross margins than new product sales.

Results of Operations

Three months ended March 31, 1998, compared to the three months ended March 31, 1997:

Net Sales

Net sales were $129.6 million for the three months ended March 31, 1998, an increase of $18.8 million or 17.0% from $110.8 million for the same period in 1997. Machine sales increased 20.9% mainly due to stronger markets, while parts sales increased 2.2%. The acquisition of the Blue Giant Companies contributed
35.1 % or $6.6 million toward the Company's increased sales.

Gross Profit

Gross profit increased 24.6% or $3.1 million to $15.7 million in the first quarter of 1997 compared to $12.6 million in the first quarter of 1997. Increased sales volume contributed $2.1 million of additional gross profit while cost reduction programs, as well as, higher production levels absorbing more fixed costs contributed to the balance of the increase. As a percentage of sales, gross profits were 12.1% for the first quarter of 1998 compared to 11.4% for the same period in the prior year.

Engineering, Selling and Administrative Expense
-----------------------------------------------

Engineering, selling and administrative expense increased 27.3% or $2.4 million to $11.2 million for the first quarter of 1998 from $8.8 million during the same period of 1997. The 1997 acquisitions accounted for 45.8% or $1.1 million of this increased expense while investments in engineering and selling, to support programs for growth, accounted for the balance.

Income from Operations
----------------------

Income from operations increased 12.8% or $0.5 million to $4.4 million for the three months ended March 31, 1998, compared to $3.9 million for the same period in 1997 due to the reasons discussed above.

Interest and Other Costs
------------------------

Net interest and other expense of the Company was $3.9 million during the three months ended March 31, 1998, compared to $3.6 million during the three months ended March 31, 1997 primarily due to increase in exchange losses in the Korean and Brazilian subsidiaries.

The provision for income taxes of the Company was $0.2 million for the three months ended March 31, 1998 as compared to $0.03 million for the three months ended March 31, 1997. The increase was primarily due to income generated from the newly acquired Blue Giant Limited.

Net Income
----------

The Company reported net income of $0.3 million during the three months ended March 31, 1998 compared to $0.2 million for the same period in 1997.

Backlog

The Company's backlog of orders at March 31, 1998 was $121.2 million, up 34% from March 31, 1997, when the backlog of orders was $90.4 million, and is due to stronger market conditions. Substantially all of the Company's backlog of orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Condition

The Company's overall financial condition did not change significantly at March 31, 1998 from December 31, 1997. However, working capital increased $2.3 million primarily due to higher accounts receivable and inventories somewhat offset by higher accounts payable and other current liabilities. Cash provided by operating activities through the first three months of 1998 was $0.2 million, and the Company's cash levels were down $2.0 million from December 31, 1997 levels. Capital expenditures totaled $1.9 million for the three months ended March 31, 1998. The Company's $30 million revolving credit facility was undrawn and available at March 31, 1998. The Company's ability to incur additional indebtedness is somewhat restricted by the covenants set forth in the Company's borrowing arrangements.

Management believes that existing cash levels and the $30 million line of credit will be sufficient to meet the Company's ordinary operating needs for the next twelve months.

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

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Except for the legal proceedings reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for which there have since been no material developments, the Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

Item 2.    Changes in Securities.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit No.            Description
               -----------            -----------

               27                     Financial Data Schedule

           (b) Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CLARK MATERIAL HANDLING COMPANY



Date:  May 15, 1998             By:  /s/ Joseph F. Lingg
                                    --------------------------------------------
                                    Joseph F. Lingg
                                    Vice President, Finance, Human Resources
                                     and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                                      Description
-----------                                      -----------

27                                          Financial Data Schedule