Form 10-Q
period 1998-06-30
CLARK MATERIAL HANDLING CO
filed 1998-08-14
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 31, 1998, there were 1,000 shares of the registrant's common stock, par value $1.00 per share, outstanding, all of which were owned by an affiliate of the registrant.

                         CLARK MATERIAL HANDLING COMPANY

                                      INDEX

                                    Page No.

PART I.     FINANCIAL INFORMATION:

            Item 1.  Financial Statements                                   2

               Consolidated Balance Sheet -
                     June 30, 1998 and December 31, 1997                    2

               Consolidated Statement of Operations -
                     Three Months ended June 30, 1998 and 1997              3

               Consolidated Statement of Operations -
                     Six Months ended June 30, 1998 and 1997                4

               Consolidated Statement of Cash Flows -
                     Six Months ended June 30, 1998 and 1997                5

               Notes to Consolidated Financial Statements                   6

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          7

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                     12

            Item 2.  Changes in Securities                                 12

            Item 3.  Defaults Upon Senior Securities                       12

            Item 4.  Submission of Matters to a Vote of Security Holders   12

            Item 5.  Other Information                                     12

            Item 6.  Exhibits and Reports on Form 8-K                      12

            SIGNATURES                                                     13

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                         CLARK Material Handling Company
                           Consolidated Balance Sheet
                                 (in thousands)
                                   (unaudited)

                                                      June 30,    December 31,
                                                         1998        1997
                                                     ----------   -----------
Current assets
  Cash and cash equivalents                          $    6,873   $     6,334
  Cash securing letters of credit                           182           320
  Net trade receivables                                  47,675        47,018
  Net inventories (Note 2)                               76,705        70,784
  Other current assets                                    6,829         7,281
                                                     ----------   -----------
        Total current assets                            138,264       131,737

Long-term assets
  Property, plant and equipment-net                      49,390        47,836
  Goodwill, net of accumulated amortization of $4,599
    at June 30, 1998 and $3,081 at December 31, 1997    114,062       114,887
  Other assets                                           19,942        18,794
                                                      ---------        ------
        Total assets                                 $  321,658   $   313,254
                                                     ==========   ===========

Current liabilities
  Notes payable                                      $   10,544   $     3,184
  Current portion of capital lease obligations            2,918         2,732
  Trade accounts payable                                 60,562        62,002
  Accrued compensation and benefits                       6,313         5,730
  Accrued warranties and product liability               18,936        20,774
  Other current liabilities                              10,212        10,728
                                                     -----------  -----------
        Total current liabilities                       109,485       105,150

Non-current liabilities
  Senior notes payable                                  130,000       130,000
  Capital lease obligations, less current portion         4,391         3,864
  Accrued warranties and product liability               39,377        38,497
  Other non-current liabilities                          12,688        12,002
                                                     ----------   -----------
         Total liabilities                              295,941       289,513
                                                     ----------   -----------

Commitments and contingencies (Note 3)                        -             -

Stockholder's equity
  Common stock, par value $1 per share,
   1,000 shares authorized, issued and outstanding            1             1
  Paid-in-capital                                        24,999        24,999
  Retained earnings                                       9,920         8,406
  Cumulative translation adjustment                      (9,203)       (9,665)
                                                     ----------   -----------
  Total stockholder's equity                             25,717        23,741
                                                     ----------   -----------
Total liabilities and stockholder's equity           $  321,658   $   313,254
                                                     ==========   ===========


          See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                    Three Months  Three Months
                                                        Ended         Ended
                                                      June 30,      June 30,
                                                        1998          1997
                                                     ----------   -----------
Net sales                                           $   139,442     $ 119,101
Cost of goods sold                                      121,554       105,318
                                                     ----------   -----------
  Gross profit                                           17,888        13,783

Engineering, selling and administrative expenses         11,255         8,910
                                                     ------------ -----------
   Income from operations                                 6,633         4,873

Other income (expense):
  Interest income                                            75           252
  Interest expense                                       (3,871)       (3,590)
  Foreign exchange (loss) gain                             (193)          134
  Other (expense) income-net                             (1,082)         (406)
                                                     -----------  ------------
  Income before income taxes                              1,562         1,263

Provision for income taxes                                  341           187
                                                     ----------   -----------
  Net income                                          $   1,221     $   1,076
                                                      =========     =========





          See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                     Six Months    Six Months
                                                        Ended         Ended
                                                      June 30,      June 30,
                                                        1998          1997
                                                     ----------   ----------
Net sales                                           $   269,037     $ 229,924
Cost of goods sold                                      235,604       203,510
                                                     ----------   -----------
  Gross profit                                           33,433        26,414


Engineering, selling and administrative expenses         22,491        17,672
                                                     ----------   -----------
   Income from operations                                10,942         8,742

Other income (expense):
  Interest income                                           128           509
  Interest expense                                       (7,590)       (7,528)
  Foreign exchange (loss) gain                             (541)          182
  Other (expense) income-net                               (864)         (379)
                                                     --------------   --------
  Income before income taxes                              2,075         1,526

Provision for income taxes                                  561           224
                                                     ----------   -----------
  Net income                                          $   l,514     $   1,302
                                                      =========     =========





          See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                     Six Months    Six Months
                                                        Ended         Ended
                                                      June 30,      June 30,
                                                        1998          1997
                                                    -----------  ------------
Operating activities:
  Net income                                          $   1,514     $   1,302
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                         6,892         6,456
    Changes in operating assets and liabilities:
      Restricted cash                                       136           802
      Trade receivables                                    (186)       (1,817)
      Net inventories                                    (5,891)          241
      Trade accounts payable                             (1,380)          805
      Accrued compensation and benefits                     591            78
      Accrued warranties and product liability             (952)        1,435
      Other assets and liabilities, net                  (2,539)       (1,277)
                                                     -----------  ------------

        Net cash (used in) provided by
          operating activities                           (1,815)        8,025
                                                      ----------  ------------

Investing activities - capital expenditures              (5,639)       (2,603)
                                                     -----------  ------------

Financing activities:
    Issuance (repayment of) note payable, net             7,284        (5,129)
    Issuance of other long-term debt                      8,126        (5,129)
                                                     ----------     ----------
  Issuance of other long term debt                          842             -
                                                     ----------     ----------

        Net cash provided by
          (used in) financing activities                  8,126        (5,129)
                                                     ----------   ------------


Effect of exchange rate changes on cash
    and cash equivalents                                   (133)         (695)
                                                     -----------  ------------

Net (decrease) increase in cash and cash equivalents        539          (402)
Cash and cash equivalents at beginning of period          6,334        16,554

Cash and cash equivalents at end of period           $    6,873   $    16,152
                                                     ==========   ============





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

2.   Inventories consist of the following:

                                                      June 30,    December 31,
                                                        1998          1997
                                                      --------     --------
      Finished equipment                              $ 16,397     $ 12,000
      Replacement parts                                 28,272       28,302
      Work-in-process                                    8,298        5,356
      Raw materials and supplies                        23,738       25,126
                                                      --------     --------

         Net inventories                              $ 76,705     $ 70,784
                                                      ========     ========

3. There have been no material changes in the status of the Company's legal proceedings or its other contingent obligations since December 31, 1997.

4. On February 28, 1997, the Company purchased substantially all the assets of Hydroelectric Lift Trucks ("HLT") a supplier of upright material handling equipment, for $4,948. Assets acquired included inventory, equipment and tooling. The purchase was financed through a short-term note which matured in the second quarter of 1997. The Company is leasing the former company's facility and is continuing production, primarily for its own use. The acquisition was not significant and pro forma data is not presented.

5. On November 7, 1997 the Company closed its acquisition of substantially all of the assets and certain liabilities of Blue Giant USA Corporation ("BGU") and Blue Giant Canada Limited ("BGC"), (collectively, "Blue Giant") in two separate purchase business combinations effective November 1, 1997. Although separate legal entities, BGU and BGC were under the common control of substantially the same stockholder group. The purchase price for the acquisition comprised $9,365 in cash (of which $200 was paid to a shareholder of Blue Giant under a noncompetition agreement), an obligation payable over three years totaling $1,105 under a noncompetition agreement and consulting agreement with a shareholder of Blue Giant and related out-of-pocket expenses of approximately $333. The purchase price was allocated to the estimated fair value of the tangible and intangible net assets acquired, with the residual being allocated to goodwill. The goodwill is being amortized on a straight-line basis over forty years.

     The following unaudited pro forma summary presents the consolidated results of operations as though the acquisition of Blue Giant had been completed on January 1, 1997.

                                      Three Months          Six Months
                                          Ended                  Ended
                                      June 30, 1997         June 30, 1997
                                      ------------          -------------
      Net Sales                           $128,049               $243,980
                                          --------              ---------

      Income from operations                $5,420                 $9,165
                                            ------                 ------

      Net Income                            $1,600                 $1,665
                                            ------                 ------

6. The Company had a total comprehensive income (loss) of $2,067 and ($705) for the three months ended June 30, 1998 and 1997, respectively and $1,976 and ($4,599) for the six months ended June 30, 1998 and 1997, respectively. The difference between the Company's net income and total comprehensive income (loss) relates to the cumulative translation adjustment of its foreign subsidiaries.

7. On July 15, 1998, the Company purchased substantially all the assets and certain liabilities of Samsung Forklift for approximately $30,400 (subject to certain post-closing adjustments). The Company estimates that it will make approximately $5,000 of capital expenditures for upgrading and new equipment in the manufacturing facilities. To finance this acquisition, the Company sold $20,000 aggregate principle amounts of 10 3/4% Senior Notes due 2006 and 20,000 shares of 13% Senior Exchangeable Preferred Stock due 2007 with a liquidation preference of $1,000.00 per share. The Company may, at its option, pay dividends in additional fully paid and non-assessable shares of Senior Exchangeable Preferred Stock until July 15, 2003. After July 15, 2003 dividends are to be paid in cash. The acquisition is not significant and pro forma financial information is not provided.

8. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company is a leading international designer, manufacturer and marketer of a complete line of forklift trucks, which it markets through a global network of approximately 300 dealers. In addition, the Company's Blue Giant subsidiaries distribute their products through a network of over 390 dealers and agents worldwide. The Company's large installed base, which management estimates to be approximately 350,000 units in operation worldwide, provides for substantial ongoing replacement part sales, which typically generate significantly higher gross margins than new product sales.

Results of Operations

Three months ended June 30, 1998, compared to the three months ended June 30, 1997:

Net Sales
---------
Net sales were $139.4 million for the three months ended June 30, 1998, an increase of $20.3 million or 17.0% from $119.1 million for the same period in 1997. Machine and other sales increased 19.3% mainly due to stronger markets and the acquisition of Blue Giant, which contributed $6.4 million toward the Company's increased sales for the period. Parts sales increased 7.6% over the same time period last year.

Gross Profit
------------
Gross profit increased 29.7% or $4.1 million to $17.9 million in the second quarter of 1998 compared to $13.8 million in the second quarter of 1997. Increased sales and mix contributed $1.2 million of additional gross profit while the acquisition of Blue Giant added $1.6 million of gross profit. Cost reduction programs, lower product liability expense and higher production levels absorbing more fixed costs contributed to the balance of the increase. As a percentage of sales, gross profits were 12.8% for the second quarter of 1998 compared to 11.6% for the same period in the prior year.

Engineering, Selling and Administrative Expense
-----------------------------------------------
Engineering, selling and administrative expense increased $2.4 million to $11.3 million for the second quarter of 1998 from $8.9 million during the same period of 1997. As a percent of sales engineering, selling and administrative expense was 8.1% and 7.5% for the same period in 1998 and 1997, respectively. The 1997 acquisition of Blue Giant accounted for $1.0 million of this increased expense while investments in engineering and selling expenses, to support programs for growth, accounted for the balance.

Income from Operations
----------------------
Income from operations increased 34.7% or $1.7 million to $6.6 million for the three months ended June 30, 1998, compared to $4.9 million for the same period in 1997 due to the reasons discussed above.

Interest and Other Expense
--------------------------
Net interest and other expense of the Company was $5.1 million during the three months ended June 30, 1998, compared to $3.6 million during the three months ended June 30, 1997 due, in part, to increases in net interest expense and exchange losses of foreign subsidiaries.

Income Taxes
------------
The provision for income taxes was $0.3 million during the three months ended June 30, 1998 compared to $0.2 million during the three months ended June 30, 1997. The increase in income taxes is primarily due to foreign income taxes recorded for Blue Giant Canada, which was acquired in November 1997.

Net Income
----------
The Company reported net income of $1.2 million during the three months ended June 30, 1998 compared to $1.1 million for the same period in 1997.


Results of Operations

Six months ended June 30, 1998, compared to the six months ended June 30, 1997:

Net Sales
---------
Net sales were $269.0 million for the six months ended June 30, 1998, an increase of $39.1 million or 17.0% from $229.9 million for the same period in 1997. Machine and other sales increased 20.0% mainly due to stronger markets, while parts sales increased 4.9% over the same time period last year. The acquisition of Blue Giant contributed $13.0 million toward the Company's increased sales for the period.

Gross Profit
------------
Gross profit increased 26.5% or $7.0 million to $33.4 million in the first six months of 1998 compared to $26.4 million in the first six months of 1997. Increased sales and mix contributed $2.0 million of additional gross profit and the acquisition of Blue Giant added $2.8 million of gross profit. Cost reduction programs, lower product liability and higher production levels absorbing more fixed costs contributed to the balance of the increase. As a percentage of sales, gross profits were 12.4% for the six months ended June 30, 1998 compared to 11.5% for the same period in the prior year.

Engineering, Selling and Administrative Expense
-----------------------------------------------
Engineering, selling and administrative expense increased $4.8 million to $22.5 million for the six months ended June 30, 1998 from $17.7 million during the same period of 1997. As a percent of sales, engineering, selling and administrative expense was 8.4% and 7.7% for the same period in 1998 and 1997, respectively. The 1997 acquisitions, HLT (February 1997) and Blue Giant accounted for $1.7 million of this increased expense while investments in engineering and selling expense, to support programs for growth, accounted for the balance.

Income from Operations
----------------------
Income from operations increased 25.3% or $2.2 million to $10.9 million for the six months ended June 30, 1998, compared to $8.7 million for the same period in 1997 due to the reasons discussed above.

Interest and Other Expense
--------------------------
Net interest and other expense of the Company was $8.9 million during the six months ended June 30, 1998, compared to $7.2 million during the six months ended June 30, 1997. This was due, in part, to increases in net interest expense and exchange loss in foreign subsidiaries.

Income Taxes
------------
The provision for income taxes was $0.6 million during the six months ended June 30, 1998 compared to $0.2 million during the six months ended June 30, 1997. The increase in income taxes is primarily due to foreign income taxes recorded for Blue Giant Canada, which was acquired in November 1997.

Net Income
----------
The Company reported net income of $1.5 million during the six months ended June 30, 1998 compared to $1.3 million for the same period in 1997.



Backlog

The Company's backlog of orders at June 30, 1998 was $108.0 million, up 10.9% from June 30, 1997, when the backlog of orders was $97.4 million, and is due to stronger market conditions and the acquisition of Blue Giant, which added $5.1 million to the backlog. Substantially all of the Company's backlog of orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.



Capital Resources, Liquidity and Financial Condition

The Company's overall financial condition did not change significantly at June 30, 1998 from December 31, 1997. However, working capital, defined as inventory and accounts receivable less accounts payable, increased $8.0 million primarily due to higher inventories and lower accounts payable. Cash used in operating activities through the first six months of 1998 was $1.8 million primarily due to the increase in working capital discussed previously. Capital expenditures totaled $5.6 million for the six months ended June 30, 1998. The Company, at June 30, 1998, had $20.6 million undrawn from its $30.0 million revolving credit facility. The Company's ability to incur additional indebtedness is somewhat restricted by the covenants set forth in the Company's borrowing arrangements.

Management believes that existing cash levels and the revolving credit facility will be sufficient to meet the Company's ordinary operating needs for the next twelve months.

The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Canada and Germany and exports products to more than 80 countries worldwide. The Company's foreign sales, the majority of which occur in Germany, are subject to exchange rate volatility. The Company has not historically hedged its foreign currency risk.

Subsequent Events

On July 15, 1998, the Company purchased substantially all the assets and certain liabilities of Samsung Forklift for approximately $30.4 million (subject to certain post-closing adjustments). The Company estimates that it will make approximately $5.0 million of capital expenditures for upgrading and new equipment in the manufacturing facilities. To finance this acquisition, the Company sold $20.0 million aggregate principle amounts of 10 3/4% Senior Notes due 2006 and 20,000 shares of 13% Senior Exchangeable Preferred Stock due 2007 with a liquidation preference of $1,000.00 per share. The Company may, at its option, pay dividends in additional fully paid and non-assessable shares of Senior Preferred Exchangeable Stock until July 15, 2003. After July 15, 2003 dividends are to be paid in cash.

On July 27, 1998, the Company received from the National Labor Relations Board a petition by the United Steelworkers for an election at the Blue Giant facility in Pell City, Alabama. In addition, the United Steelworkers are presently attempting to organize the employees at the Company's Lexington, Kentucky facility. However, to date, efforts to unionize the Company's Kentucky plant have been unsuccessful. The Company plans to actively continue its efforts to maintain and promote a non-union workforce in its facilities. Since moving to Kentucky ten years ago, there has not been a union at any of CLARK's North American manufacturing operations.


New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for these items and will be effective for fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative or hedging transactions; therefore, management does not expect that the adoption of this new standard will have a significant impact on the Company's financial position or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

                  Exhibit No.       Description
                  -----------       -----------

                  27                Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLARK MATERIAL HANDLING COMPANY



Date:  August 14, 1998              By:  /s/ Joseph F. Lingg
                                         -----------------------
                                         Joseph F. Lingg
                                         Vice President, Finance, Human
                                           Resources and Treasurer
                                         (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX



Exhibit No.                                     Description
-----------                                    -------------

27                                          Financial Data Schedule