Form 10-Q
period 1998-09-30
CLARK MATERIAL HANDLING CO
filed 1998-11-16
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended September 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 31, 1998, there were 1,000 shares of the registrant's common stock, par value $1.00 per share, outstanding, all of which were owned by an affiliate of the registrant.

                         CLARK MATERIAL HANDLING COMPANY

                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION:

        Item 1.    Financial Statements                                        2

           Consolidated Balance Sheet -
                  September 30, 1998 and December 31, 1997                     2

           Consolidated Statement of Operations -
                  Three Months ended September 30, 1998 and 1997               3

           Consolidated Statement of Operations -
                  Nine Months ended September 30, 1998 and 1997                4

           Consolidated Statement of Cash Flows -
                  Nine Months ended September 30, 1998 and 1997                5

           Notes to Consolidated Financial Statements                          6

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               8

PART II.       OTHER INFORMATION

        Item 1.    Legal Proceedings                                          13

        Item 2.    Changes in Securities                                      13

        Item 3.    Defaults Upon Senior Securities                            13

        Item 4.    Submission of Matters to a Vote of Security Holders        13

        Item 5.    Other Information                                          13

        Item 6.    Exhibits and Reports on Form 8-K                           14

        SIGNATURES                                                            15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         CLARK Material Handling Company
                           Consolidated Balance Sheet
                                 (in thousands)
                                   (unaudited)

                                                                September 30,    December 31,
                                                                     1998            1997
                                                                ------------    ------------
Current assets
   Cash and cash equivalents                                    $     11,998    $      6,334
   Restricted cash                                                       197             320
   Net trade receivables                                              57,219          47,018
   Net inventories (Note 2)                                           99,541          70,784
   Other current assets                                                9,519           7,281
                                                                ------------    ------------
         Total current assets                                        178,474         131,737

Long-term assets
   Property, plant and equipment-net                                  70,163          47,836
   Goodwill, net of accumulated amortization of  $5,332
     at September 30, 1998 and $3,081 at December 31, 1997           113,367         114,887
   Other assets                                                       21,150          18,794
                                                                ------------    ------------
         Total assets                                           $    383,154    $    313,254
                                                                ============    ============

Current liabilities
   Notes payable                                                $     14,565    $      3,184
   Current portion of capital lease obligations                        3,107           2,732
   Trade accounts payable                                             72,650          62,002
   Accrued compensation and benefits                                   6,133           5,730
   Accrued warranties and product liability                           18,358          20,774
   Other current liabilities                                          20,629          10,728
                                                                ------------    ------------
         Total current liabilities                                   135,442         105,150

Non-current liabilities
   Senior notes payable (Note 6)                                     150,000         130,000
   Capital lease obligations, less current portion                     4,363           3,864
   Accrued warranties and product liability                           35,102          38,497
   Other non-current liabilities                                      13,660          12,002
                                                                ------------    ------------
           Total liabilities                                         338,567         289,513
                                                                ------------    ------------
Commitments and contingencies (Note 3)                                     -               -

Preferred Stock (Note 6)                                              20,533               -
                                                                ------------    ------------

Common stockholder's equity
   Common stock, par value $1 per share,
    1,000 shares authorized, issued and outstanding                        1               1
   Paid-in-capital                                                    23,807          24,999
   Retained earnings                                                   9,258           8,406
   Cumulative translation adjustment                                  (9,012)         (9,665)
                                                                -------------   ------------

Total common stockholder's equity                                     24,054          23,741
                                                                ------------    ------------

Total liabilities and stockholder's equity                      $    383,154    $    313,254
                                                                ============    ============

     See   accompanying   notes  to  unaudited   financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                                Three Months    Three Months
                                                                    Ended           Ended
                                                                September 30,   September 30,
                                                                    1998            1997
                                                                ------------    ------------
Net sales                                                       $    134,947    $    120,868
Cost of goods sold                                                   117,319         106,291
                                                                ------------    ------------

   Gross profit                                                       17,628          14,577

Engineering, selling and administrative expenses                      13,135           9,269
                                                                ------------    ------------

   Income from operations                                              4,493           5,308

Other income (expense):
   Interest income                                                       212             200
   Interest expense                                                   (4,308)         (3,699)
   Foreign exchange (loss) gain                                          (26)              3
   Other (expense) income-net                                           (305)            259
                                                                -------------   -------------

   Income before income taxes                                             66           2,071

Provision for income taxes                                               195             118
                                                                ------------    ------------

   Net income                                                   $       (129)   $      1,953
                                                                =============   ============


     See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                                Nine Months     Nine Months
                                                                   Ended           Ended
                                                               September 30,   September 30,
                                                                   1998            1997
                                                                ------------    ------------
Net sales                                                       $    403,984    $    350,792
Cost of goods sold                                                   352,923         309,801
                                                                ------------    ------------

   Gross profit                                                       51,061          40,991

Engineering, selling and administrative expenses                      35,626          26,941
                                                                ------------    ------------


   Income from operations                                             15,435          14,050

Other income (expense):
   Interest income                                                       340             709
   Interest expense                                                  (11,898)        (11,227)
   Foreign exchange (loss) gain                                         (567)            187
   Other (expense) income-net                                         (1,169)           (122)
                                                                -------------   -------------

   Income before income taxes                                          2,141           3,597

Provision for income taxes                                               756             342
                                                                ------------    ------------

   Net income                                                   $      1,385    $      3,255
                                                                ============    ============

     See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                 Nine Months     Nine Months
                                                                    Ended           Ended
                                                                September 30,   September 30,
                                                                    1998            1997
                                                                ------------    ------------
Operating activities:
Net income                                                      $      1,385    $      3,255

   Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation and amortization                                    10,830           9,276
     Changes in operating assets and liabilities, excluding
      business combinations:
       Restricted cash                                                   137             607
       Trade receivables                                               1,820          (6,290)
       Net inventories                                               (16,952)         (2,973)
       Trade accounts payable                                          5,612            (169)
       Accrued compensation and benefits                                 300             715
       Accrued warranties and product liability                       (6,244)          2,302
       Other assets and liabilities, net                               3,503             894
                                                                ------------    ------------
         Net cash provided by operating activities                       391           7,617
                                                                ------------    ------------

Investing activities:
   Business combinations                                             (31,630)              -
   Capital expenditures                                              (13,170)         (3,977)
                                                                -------------   -------------
         Net cash used in investing activities                       (44,800)         (3,977)
                                                                -------------   -------------

Financing activities:
   Issuance (repayment of) notes payable, net                         11,333          (5,816)
   Issuance of senior notes payable, net of issuance costs            18,872               -
   Issuance of preferred stock, net of issuance costs                 18,808               -
   Issuance of other long term debt                                      815               -
                                                                ------------    ------------
         Net cash provided by (used in) financing activities          49,828          (5,816)
                                                                ------------    ------------

Effect of exchange rate changes on cash and cash equivalents             245            (782)
                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                   5,664          (2,958)
Cash and cash equivalents at beginning of period                       6,334          16,554
                                                                ------------    ------------

Cash and cash equivalents at end of period                      $     11,998    $     13,596
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

2. Inventories consist of the following:

                                                               September 30,    December 31,
                                                                    1998            1997
                                                                ------------    ------------
Finished equipment                                              $     25,031    $     12,000
Replacement parts                                                     27,573          28,302
Work-in-process                                                       10,383           5,356
Raw materials and supplies                                            36,554          25,126
                                                                ------------    ------------

  Net inventories                                               $     99,541    $     70,784
                                                                ============    ============


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

                                        Three Months             Nine Months
                                            Ended                     Ended
                                     September 30, 1997       September 30, 1997
                                     ------------------       ------------------

        Net Sales                          $122,946                  $366,926

        Income from operations               $5,466                   $14,631

        Net Income                           $2,015                    $3,680


6. On July 15, 1998, the Company purchased substantially all the assets and certain liabilities of Samsung Forklift (hereafter referred to as "CMHA") for approximately $30,400 (subject to certain post-closing adjustments) and related expenses of approximately $1,230. The purchase price was allocated to the estimated fair value of the tangible and intangible net assets acquired, and the value of the noncurrent assets was reduced by the excess ($1,390) of the estimated fair market value of the net assets acquired over the purchase price. This amount will be subject to further adjustment upon determination of the final post-closing adjustments. Of the total purchase price, approximately $7,200 is being held in an escrow account pending final determination of certain post-closing adjustments. The acquisition was not significant and pro forma financial information is not presented.

        To finance this acquisition, the Company sold $20,000 aggregate principle amounts of 10 3/4% Senior Notes ("Senior Notes") due 2006 and 20,000 shares of 13% Senior Exchangeable Preferred Stock ("Preferred Stock") due 2007 with a liquidation preference of $1,000.00 per share. The Company may, at its option, pay dividends in additional fully paid and non-assessable shares of Preferred Stock until July 15, 2003. After July 15, 2003 dividends are to be paid in cash. At September 30, 1998, accrued dividends totaled $533. Issuance costs related to the Senior Notes and the Preferred Stock were charged to deferred debt issuance cost and paid in capital, respectively. At September 30, 1998, the Company had accrued but unpaid costs relating to the purchase of CMHA and the issuance of the Senior Notes and Preferred Stock of approximately $1,140.

7. The Company had a total comprehensive income (loss) of $62 and $1,535 for the three months ended September 30, 1998 and 1997, respectively and $2,038 and ($3,064) for the nine months ended September 30, 1998 and 1997, respectively. The difference between the Company's net income and total comprehensive income (loss) relates to the cumulative translation adjustment of its foreign subsidiaries.

8. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.



Item 2.  Management's Discussion and Analysis of Financial Condition
`        and Results of Operations.

GENERAL

The Company is a leading international designer, manufacturer and marketer of a complete line of forklift trucks, which it markets through a global network of approximately 300 CLARK dealers and 40 CMHA dealers. In addition, the Company's Blue Giant(TM) subsidiaries distribute their products through a network of over 390 dealers and agents worldwide. The Company's large installed base, which management estimates to be approximately 350,000 CLARK units and 25,000 CMHA units in operation worldwide, provides for substantial ongoing replacement part sales, which typically generate significantly higher gross margins than new product sales.

RESULTS OF OPERATIONS

Three months ended September 30, 1998, compared to the three months ended September 30, 1997:

Net Sales
---------
Net sales were $134.9 million for the three months ended September 30, 1998, an increase of $14.0 million or 11.6% from $120.9 million for the same period in 1997. Sales increased due to the acquisition of CMHA and Blue Giant, which contributed $9.5 million and $7.2 million, respectively, toward the Company's increased sales for the period. North American machine and other sales decreased $7.3 million or 10.0% due to dealer inventory increases and aggressive competitive pricing. North American parts sales increased $1.5 million or 8.7%. Increased European sales of $4.4 million or 13.6% offset some of the sales decrease in North America. Consolidated parts sales increased $2.7 million or 12% over the same time period last year and are included in the overall increase discussed above.

Gross Profit
------------
Gross profit increased 20.5% or $3.0 million to $17.6 million in the third quarter of 1998 compared to $14.6 million in the third quarter of 1997. The acquisitions of CMHA and Blue Giant added $2.3 million of gross profit. Cost reduction programs and lower product liability expense, offset by higher inbound freight costs, parts distribution expense, depreciation and amortization expense and lower production levels absorbing less fixed costs in North America contributed to the balance of the increase. As a percentage of sales, gross profits were 13.1% for the third quarter of 1998 compared to 12.1% for the same period in the prior year.

Engineering, Selling and Administrative Expense
-----------------------------------------------
Engineering, selling and administrative expense increased $3.8 million to $13.1 million for the third quarter of 1998 from $9.3 million during the same period of 1997. As a percent of sales engineering, selling and administrative expense was 9.7% and 7.7% for the same period in 1998 and 1997, respectively. The acquisition of the CMHA and Blue Giant accounted for $2.5 million of this increased expense while investments in engineering and selling expenses, to support programs for growth, accounted for most of the balance of the increase.

Income from Operations
----------------------
Income from operations decreased 15.1% or $0.8 million to $4.5 million for the three months ended September 30, 1998, compared to $5.3 million for the same period in 1997 due to the reasons discussed above and due to $0.3 million of startup costs relating to CMHA. As noted above, depreciation and amortization increased for the three months ended September 30, 1998. The amount of this increase was $1.1 million.

Interest and Other Expense
--------------------------
Net interest and other expense of the Company was $4.4 million during the three months ended September 30, 1998, compared to $3.2 million during the three months ended September 30, 1997 due, in part, to increases in net interest expense reflecting increased Senior Notes outstanding, borrowings on the revolving line of credit and other income related to one time gains from miscellaneous investments in 1997.

Income Taxes
------------
The provision for income taxes was $0.2 million during the three months ended September 30, 1998 compared to $0.1 million during the three months ended
September 30, 1997. The increase in income taxes is primarily due to foreign income taxes recorded for Blue Giant Canada, which was acquired in November 1997.

Net Income
----------
The Company reported a net loss of $0.1 million during the three months ended September 30, 1998 compared to net income of $2.0 million for the same period in 1997.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998, compared to the nine months ended September 30, 1997:

Net Sales
---------
Net sales were $404.0 million for the nine months ended September 30, 1998, an increase of $53.2 million or 15.2% from $350.8 million for the same period in 1997. The acquisition of CMHA and Blue Giant contributed $9.5 million and $19.2 million, respectively to the sales increase. Machine and other sales excluding the acquired businesses increased 7.7%. Consolidated parts sales increased 7.2% over the same time period last year.

Gross Profit
------------
Gross profit increased 24.6% or $10.1 million to $51.1 million in the first nine months of 1998 compared to $41.0 million in the first nine months of 1997. Increased sales and mix contributed $2.8 million of additional gross profit. The acquisition of CMHA and Blue Giant added $4.7 million of gross profit. Cost reduction programs, lower product liability expense and higher production levels absorbing more fixed costs, offset by higher inbound freight and parts distribution expenses contributed to the balance of the increase. As a percentage of sales, gross profits were 12.6% for the nine months ended September 30, 1998 compared to 11.7% for the same period in the prior year.

Engineering, Selling and Administrative Expense
-----------------------------------------------
Engineering, selling and administrative expense increased $8.7 million to $35.6 million for the nine months ended September 30, 1998 from $26.9 million during the same period of 1997. As a percent of sales, engineering, selling and administrative expense was 8.8% and 7.7% for the same period in 1998 and 1997, respectively. The 1997 acquisitions, HLT and Blue Giant, and the 1998 acquisition of CMHA accounted for $4.2 million of this increased expense while investments in engineering and selling expense, to support programs for growth accounted for most of the balance of the increase.

Income from Operations
----------------------
Income from operations increased 9.2% or $1.3 million to $15.4 million for the nine months ended September 30, 1998, compared to $14.1 million for the same period in 1997 due to the reasons discussed above. As previously commented, the startup of CMHA resulted in a $0.3 million decrease in income from operations for this period.

Interest and Other Expense
--------------------------
Net interest and other expense of the Company was $13.3 million during the nine months ended September 30, 1998, compared to $10.5 million during the nine months ended September 30, 1997. This was due, in part, to increases in net interest expense, exchange loss in foreign subsidiaries, other expenses and other income related to one-time gains from miscellaneous investments in 1997.

Income Taxes
------------
The provision for income taxes was $0.8 million during the nine months ended September 30, 1998 compared to $0.3 million during the nine months ended
September 30, 1997. The increase in income taxes is primarily due to foreign income taxes recorded for Blue Giant Canada, which was acquired in November 1997.

Net Income
-----------
The Company reported net income of $1.4 million during the nine months ended September 30, 1998 compared to $3.3 million for the same period in 1997.

BACKLOG

During the third quarter of 1998 the Company experienced a downturn in customer orders, in North America, as dealer inventories increased. As a result, the Company experienced a decline in its backlog and increases in its inventory levels. In response, the Company has reevaluated its expected production levels, and reduced its planned purchasing and production activities.

The Company's backlog of orders at September 30, 1998 was $95.8 million, down 8.1% from September 30, 1997, when the backlog of orders was $104.2 million. Substantially all of the Company's backlog of orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

Changes in the Company's balance sheet at September 30,1998 from December 31, 1997 relate mainly to the acquisition of CMHA and the factors included under "Backlog". Working capital, defined as inventory and accounts receivable less accounts payable, increased $28.3 million compared to the December 31, 1997 levels, which includes $9.3 million of working capital from the newly acquired CMHA. This increase was primarily due to higher inventories and lower accounts receivable. Cash generated from operating activities through the first nine months of 1998 was $0.4 million versus $7.6 million for the first nine months of 1997 primarily due to the increase in working capital discussed above.

Capital expenditures totaled $13.2 million for the nine months ended September 30, 1998. As discussed in Note 6 to the unaudited interim consolidated financial statements, the Company purchased substantially all the assets and certain liabilities of CMHA on July 15, 1998. The Company estimates that it will make approximately $5.0 million of capital expenditures for upgrading and new equipment in CMHA's manufacturing facilities, of which $3.7 million is included in the nine months capital expenditures. In order to finance this acquisition, the Company sold $20.0 million Senior Notes and $20.0 million Preferred Stock.

At September 30, 1998, the Company had $13.6 million drawn against its $30.0 million revolving credit facility, subject to borrowing conditions contained therein. At October 31, 1998, the Company had approximately $7.9 million drawn against its $30.0 million revolving credit facility, subject to the borrowing conditions contained therein. On October 6, 1998, CLARK Europe entered into a working capital credit line of $10.0 million with Deutsche Bank as permitted under the terms of its indenture. As of October 31, 1998, the Company had $8.0 million drawn against this line of credit. Management believes that existing cash levels and the revolving credit facilities will be sufficient to meet the Company's ordinary operating needs for the next twelve months. The Company's ability to incur additional indebtedness is somewhat restricted by the covenants set forth in the Company's borrowing arrangements.

The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Canada, Germany, and Korea and exports products to more than 80 countries worldwide. The Company's foreign sales, the majority of which occur in Germany, are subject to exchange rate volatility. The Company has not historically hedged its foreign currency risk.

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

The Company is utilizing both internal and external resources with respect to its year 2000 issues. With regard to its information technology ("IT") systems, CLARK is in the process of installing new software to provide improved operational and financial functionality at each of its worldwide locations. This new software is year 2000 compliant and handles "Euro" currency transactions. The installation is expected to be complete at the North American and European headquarter locations in Kentucky and Germany during the last quarter of 1998 and the first quarter of 1999, respectively. Following the installation and testing of this new software at these sites, the Company intends to begin software installation at the Blue Giant, HLT and CMHA facilities. The installation of the new software by CLARK is a result of a strategic plan to upgrade its company-wide computer systems which pre-dated the Company's efforts to make its IT systems year 2000 compliant and is expected to cost approximately $7.0 million. Therefore, the Company has not incurred and does not anticipate incurring any material costs specifically related to year 2000 issues that are in addition to the costs associated with its overall computer system upgrade.

CLARK does not believe that it has any material year 2000 issues with regard to its non-IT systems. The Company's products employ chips and microprocessors which use interval timers as opposed to real-time clocks and therefore should not be affected by the year 2000 rollover. In addition, CLARK does not utilize computer controlled machines in its factory production, thereby eliminating potential year 2000 problems relating to its manufacturing equipment.

The Company has ongoing business relationships with many suppliers, dealers and other parties, which may have their own year 2000 issues. CLARK is in the process of making contact with each of these third parties with which it has a material relationship in order to assess whether the Company faces any risks relating to third party year 2000 problems. The Company expects to be in a position to make this assessment regarding third party risks during the first quarter of 1999. There can be no assurance at this time that these third parties are taking appropriate actions to safeguard their computer systems.

Management cannot at this time predict with any certainty CLARK's most reasonably likely worst case scenario relating to the year 2000 problem. However, the Company intends to perform test-runs at each of its facilities following installation of its new year 2000 compliant software. If a year 2000 problem is identified during any of these test-runs, the Company intends to immediately seek correction of the problem from its software vendor at no cost to the Company. Although not anticipated, any failure by the Company to correct internal computer systems before the Year 2000 could also have a material adverse affect on the Company's results of operations, financial condition or cash flow.

EURO CONVERSION

The Euro is scheduled to be introduced on January 1, 1999, at which time the eleven participating European Monetary Union member countries will establish fixed conversion rates between their existing currencies (legacy currencies) and the Euro. During the three-and-a-half year transition period following its introduction, countries will be allowed to transact business in the Euro and in their own currencies. On July 1, 2002, the Euro will be the one and only official currency in European Union countries that are participating in the conversion.

The Company's European operations have established plans to address the issues raised by the Euro currency conversion and are cognizant of the potential business implications of the conversion. CLARK is in the process of installing new software in each of its worldwide locations that will be able to process Euro currency transactions. The Company does not expect the conversion costs to be material. However, due to numerous uncertainties, the Company cannot reasonably estimate the effect one common currency will have on pricing and the resulting impact, if any, on its results of operations, financial condition or cash flow.

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

Item 2.  CHANGES IN SECURITIES.

On July 17, 1998, the Company issued $20,000,000 aggregate principal amount of 10 3/4% Series C Senior Notes due 2006 (the "Senior Notes") and $20,000,000 aggregate liquidation preference of 13% Series A Senior Exchangeable Preferred Stock due 2007 (the "Senior Preferred Stock"), and together with the Senior Notes, (the "Securities"). The principal underwriters involved with this issuance were Jeffries & Company, Inc. and Bear, Stearns & Co. Inc.. The Securities were issued to institutional investors at an offering price of 103% for the Senior Notes (3% discount to the underwriters) and $1,000 per share of Preferred Stock ($40 discount to the underwriters). The Securities were issued pursuant to an exemption under Section 4 (2) of the Securities Act of 1933, as amended (the "Act"). The net proceeds of the issuance of the Securities were used to finance the acquisition of, and capital expenditure and working capital requirements relating to, Samsung Forklift, and to pay related fees and expenses. On October 26, 1998, the Company completed an exchange of (i) an aggregate principal amount of 10 3/4% Series D Senior Notes due 2006 which were registered under the Act for all of the Company's outstanding Senior Notes and
(ii) $20,000,000 aggregate liquidation preference of 13% Series B Senior Exchangeable Preferred Stock due 2007 which were registered under the Act for all of the Company's outstanding Preferred Stock.


Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 13, 1998, the sole stockholder of the Company, by written consent, approved an amendment to the Certificate of Incorporation of the Company, which was subsequently filed with the State of Delaware on July 15, 1998.

Item 5.  OTHER INFORMATION.

As mentioned in Note 6 to the Financial Statements, on July 15, 1998, the Company purchased substantially all the assets and certain liabilities of Samsung Forklift (hereafter referred to as "CMHA) for approximately $30,400,000 (subject to certain post-closing adjustments). Of the total purchase price, approximately $7,200,000 is being held in an escrow account pending final determination of certain post-closing adjustments. The acquisition was not significant and pro forma financial information is not presented. To finance this acquisition, the Company sold $20,000,000 aggregate principle amounts of 10 3/4% Senior Notes and 20,000 shares of 13% Senior Exchangeable Preferred Stock with a liquidation preference of $1,000 per share.

On July 27, 1998, the Company received from the National Labor Relations Board a petition by the United Steelworkers for an election at the Blue Giant facility in Pell City, Alabama. On August 25, 1998, this petition was withdrawn by the United Steelworkers. In addition, the United Steelworkers are no longer attempting to organize the employees at the Company's Lexington, Kentucky facility. In the past, there have been repeated attempts by unions to organize employees at the Lexington facility. However, to date, efforts to unionize the Company's Kentucky plant have been unsuccessful. The Company plans to actively continue its efforts to maintain and promote a non-union workforce in its facilities. Since moving to Kentucky ten years ago, there has not been a union at any of CLARK's North American manufacturing operations.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits
               --------
               Exhibit No.          Description
               ----------           -----------
               27                   Financial Data Schedule

        (b)    Reports on Form 8-K
               -------------------
               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CLARK MATERIAL HANDLING COMPANY



Date:  November 16, 1998         By:      /s/ Joseph F. Lingg
                                          --------------------------------------
                                 Joseph F. Lingg
                                 Vice President, Finance and Treasurer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                                               Description

27                                                   Financial Data Schedule