Form 10-K
period 1998-12-31
CLARK MATERIAL HANDLING CO
filed 1999-04-06
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
             TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT



(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the year ended December 31, 1998

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

                    Documents incorporated by reference: None









                         CLARK Material Handling Company
                       Index to Annual Report on Form 10-K




PART I.......................................................................  3
     Item 1 --  BUSINESS.....................................................  3
     Item 2 --  PROPERTIES...................................................  7
     Item 3 --  LEGAL PROCEEDINGS............................................  8
     Item 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  8

PART II......................................................................  8
     Item 5 --  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS..........................................  8
     Item 6 --  SELECTED FINANCIAL DATA......................................  8
     Item 7 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS....................................  9
     Item 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.. 14
     Item 8 --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................. 15
     Item 9 --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES.................................... 15

PART III..................................................................... 16
     Item 10 --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 16
     Item 11 --  EXECUTIVE COMPENSATION...................................... 17
     Item 12 --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.................................................. 19
     Item 13 --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 20

PART IV.......................................................................21
     Item 14 --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.................................................... 21

Introduction
------------

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

                                     PART I

Item 1 -- BUSINESS

General

          CLARK is a leading international designer, manufacturer, and marketer of a complete line of forklift trucks including internal combustion trucks, electric riders, narrow aisle stackers and powered hand trucks. The Company invented the platform truck in 1917, the tow tractor in 1924, and the forklift in 1928, and produced the first electric forklift in 1942. As a result of this innovation and the production of more than one million forklifts in its more than 80-year history, management believes CLARK(R) is one of the most recognized brand names of forklift trucks in North America and that it has a large installed fleet of units in operation worldwide.

          This large installed fleet has allowed CLARK to generate significant ongoing replacement parts sales, which typically generate substantially higher gross margins and provide a more stable revenue base than new forklift truck sales. CLARK's North American operations historically account for approximately 70% of its net sales and its European operations account for approximately 25%. CLARK's recently acquired Asian operations account for approximately 5% of its 1998 net sales. It is anticipated that CLARK Asia will grow to be a higher percentage in the future. CLARK and its subsidiaries distributes its products to a diverse customer base through a global network of approximately 700 dealers, with more than 950 locations worldwide.

          For information concerning the Company's backlog orders, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations -- Backlog." Information about segments is included in notes 1 and 13, respectively, to the Company's consolidated financial statements included under "Item 8 -- Financial Statements and Supplementary Data."

The Acquisition

          The Company and CMH Holdings Corporation, a Delaware corporation ("Holdings"), were formed by Citicorp Venture Capital Ltd. ("CVC"), and certain members of management of CLARK (the "Management Investors") to affect the acquisition (the "Acquisition") of substantially all the assets and certain liabilities of Clark Material Handling Company, a Kentucky corporation, and all of the outstanding capital stock of certain of its affiliates, including its German, Korean, Brazilian and Canadian affiliates. The Acquisition was consummated on November 27, 1996. The aggregate consideration for the Acquisition was $139.5 million, which was subject to certain post-closing adjustments. To finance the Acquisition, the Company issued $130 million of 10 3/4% Senior Notes due 2006 (the "Original Notes"). In addition, the Company issued all of its common stock to Holdings in exchange for $25 million in cash. Holdings was capitalized, coincident with the closing of the Acquisition, with $25 million through the sale of capital stock and junior subordinated debentures to CVC and certain individuals.

Subsequent Acquisitions

          In 1997 the Company acquired substantially all of the assets of Blue Giant USA Corporation and Blue Giant Limited (collectively "Blue Giant"). In addition, the Company acquired substantially all of the assets of Hydrolectric Lift Trucks, Inc. ("HLT"), a supplier of uprights for material handling equipment.

          On July 15, 1998, the Company acquired substantially all of the assets and certain liabilities of the forklift division ("Samsung Forklift") of Samsung Heavy Industries ("SHI"). The initial purchase price for Samsung Forklift was $30.4 million, based upon the stated purchase price of 39.1 billion South Korean Won and is subject to certain adjustments. To finance this acquisition, the Company sold $20 million of 10 3/4% of Senior Notes due 2006 (the "New Notes", and along with the Original Notes, the "Notes") and 20,000 shares of Senior Exchangable Preferred Stock with a liquidation preference of $1,000 a share.

See note 4 to the Company's consolidated financial statements.

Products

          CLARK currently offers over 100 truck designs within five major product lines: light internal combustion ("IC") trucks (with a capacity of 1.0 -
5.0 tons), heavy IC trucks (with a capacity of 5.5 - 18 tons), narrow-aisle trucks (with a capacity of 1.5 - 2.5 tons), electric counterbalanced riders (with a capacity of 1.3 - 6.0 tons), and manual and powered hand trucks (with a capacity of 2.0 - 4.0 tons).

          Light IC trucks, used for general warehousing needs, are generally powered by liquid propane. Such trucks are well suited for manufacturing and distribution applications that require a high degree of maneuverability. Heavy IC trucks are specialty products designed for use in more demanding situations such as heavy manufacturing or container handling applications. Narrow-aisle trucks provide solutions for high density storage needs and operate in six to eight foot aisles and reach heights of more than 30 feet. Electric counterbalanced riders, designed for indoor use in warehousing, manufacturing, distribution and other applications, are powered by a rechargeable electric battery. Powered hand trucks are generally used in the transportation and order-selecting businesses.

          Rapid development and introduction of new and redesigned products incorporating the latest materials handling technology is a key component of CLARK's strategy.

          In 1996, CLARK expanded its Genesis(R) family with the addition of a 4
- 5.5 ton pneumatic tire IC lift truck, and a 2 - 3.2 ton electric four wheel sit down rider. CLARK also made significant additions to its narrow aisle product line, which was expanded to include double reach and straddle models.

          During 1997, CLARK added three more trucks to its Genesis(R) family, a
4.0 - 5.0 ton cushion tire IC lift truck, a 6.0 - 7.0 ton cushion tire IC lift truck, and a 1.2 - 2.5 ton three wheel electric sit down rider. CLARK also expanded its Genesis(R) heart-of -the-line 2 - 3 ton IC trucks by increasing the capacity to 3.2 tons and adding a 3.0 liter GM engine option. Additionally, CLARK purchased Blue Giant and HLT. Blue Giant produces a full line of CLARK branded manual and powered walkie pallet trucks and stackers and continues to produce and sell under the Blue Giant name. HLT produces forklift masts mainly for CLARK's own use.

          In 1998 CLARK introduced the "M-Series" trucks in North America from it's Korean subsidiary ("CLARK Asia"). This product line adds a value priced series of IC trucks in the 1 - 2 ton, 2-3 ton, 4 - 5 ton and 6 - 7 ton pneumatic tire class. The 10 -18 ton pneumatic tire IC product is manufactured by CLARK under license from an Australian company. Significant product improvements were also made to powered hand trucks. CLARK's European subsidiary ("CLARK Europe") introduced the Genesis trucks already common in the United States, especially the 4 - 5.5 ton and 6 - 7 ton models. The Genesis pneumatic range was rounded off by the new 1- 2 ton gas and diesel-powered trucks, and the 4 - 5 ton Genesis pneumatic truck received a new "green-diesel engine". At the Hanover Fair in 1998, CLARK presented a forklift truck powered by liquified natural gas (LNG).

Aftermarket Parts

          Since the Company's inception, more than one million forklift trucks have been manufactured by CLARK and its predecessors, which generates a substantial aftermarket parts business for CLARK. CLARK supplies both original equipment parts to fit CLARK brand forklifts and Totalift (R) parts to fit other brands.

          CLARK's parts distribution operation undertakes purchasing and customer services for aftermarket parts. CLARK distributes its aftermarket parts in North America through a distribution center in Southaven, Mississippi, (the "Southaven Facility"), in Europe through a warehouse located in Saarn, Germany and for the international operations of CLARK, through sales and distribution facilities. CLARK shares the Southaven Facility with the Predecessor's Parent and, pursuant to the Acquisition, CLARK and the Predecessor's Parent entered into a Service

Agreement providing for the continued use by CLARK of such facility. For information regarding the Service Agreement, see "Item 13--Certain Relationships and Related Transactions--Service Agreement."

Manufacturing Operations

          CLARK's Lexington, Kentucky facility produces both IC and electric forklifts with lift capacities ranging from 1 - 18 tons. The Lexington facility is primarily an assembly operation with welding and painting capabilities. ISO 9001 certification was awarded in August 1997.

          CLARK Europe's Mulheim manufacturing facility produces both IC forklifts (diesel, LP gas and natural gas) with hydrodynamic as well as electronically controlled hydrostatic drive (MegaStat(TM)) and electric powered forklifts equipped with D/C as well as frequency-controlled A/C motors (MegaAC(TM)) in the capacity range of 1 - 5 tons. The manufacturing process includes pre-production and welding production of frames and uprights. A powder dry paint system was recently installed to ensure high-quality painting of frames and uprights. The Mulheim facility has also been awarded ISO-9001 certification.

          CLARK Asia's Changwon, Korea manufacturing facility produces both IC forklifts (1.5 - 7.5 ton diesel, gas, and LPG), and electric forklifts (reach and sit-down rider) of 1.5 - 3 ton capacity. The factory also has an integrated upright manufacturing facility and assembly line. The factory became fully operational in November 1998, and includes manual frame and robotic carriage and upright welding. CLARK Asia has also been awarded ISO 9001 certification.

          Blue Giant has two locations, one in Pell City, Alabama, and one in Brampton, Ontario, Canada. The Pell City, Alabama facility produces powered hand trucks, tow tractors, pallet trucks, walkie stacker forklifts and scissor lifts. The Brampton, Ontario facility produces dock equipment, and walkie stacker forklifts. The Brampton facility is ISO-9001 certified.

Dealer Network

          CLARK and its subsidiaries distributes its product to a diverse customer base through a global network of approximately 700 dealers with more than 950 locations. The Company also owns three dealers in Europe and two dealers in North America. CLARK's dealers and distributors generally market the full CLARK product line and maintain comprehensive service capabilities. CLARK's sales organization coordinates sales and promotional activities, provides ongoing dealer training, and facilitates dealer communications. CLARK sells to a diversified customer base, with no single customer accounting for more than 5% of total sales.

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

Competition

          CLARK competes in an industry with over 30 competitors. Major competitors include NACCO Industries, Inc. in the U.S. and Linde AG in Europe. In addition, the Company also competes with Toyota Industrial Equipment/U.S.A, Inc., Mitsubishi Caterpillar Forklift America, Inc., Crown Equipment Corp., Raymond Corporation, Daewoo and Jungheinreich AG.

          The forklift market in which the Company competes is highly competitive. The Company encounters significant competition particularly from lower cost foreign competitors, including manufacturers located in Japan and Korea. The Company competes on the basis of quality, price, on-time delivery, product line, ease of use, safety, comfort, and customer service. Many of the Company's competitors have greater financial resources than the Company. Additionally, certain of the Company's products are subject to changing technology that could place the Company at a competitive disadvantage relative to product innovations by competitors. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary to remain competitive.

Intellectual Property

          The Company relies on a combination of trademarks, service marks, trade names, patents, licensing arrangements, trade secrets, know-how and proprietary technology to secure and protect its intellectual property rights. In particular, the Company's CLARK(R), Clarklift(R), Powrworker(R), Genesis(R), and Blue Giant(R) trademarks are of particular importance to the Company's business. The Company is currently undertaking to obtain trademark registrations for its MegaValve (TM), MegaStat (TM), and MegaAC (TM) marks. The loss of the Company's rights under one or more of the Company's trademarks could have a material adverse effect on the Company's business.

          There can be no assurance that the Company will be successful in obtaining approval of any present or future patent or trademark applications; that any patents, patent applications and patent licenses will adequately cover the Company's technologies or protect the Company from potential infringements by third parties; that any nondisclosure and confidentiality agreements will provide meaningful protection for the Company's trade secrets, know-how or proprietary technology in the event of any unauthorized use or disclosure of such information; or that others will not obtain access to, or independently develop technologies or know-how similar to that of the Company. There also can be no assurance that future litigation by the Company will not be necessary to enforce its trademark, patent and other proprietary rights, or to defend the Company against claimed infringement of the rights of others, adverse determinations in which could have a material adverse effect on the Company.

Employees

          As of December 31, 1998, CLARK's total work force consisted of approximately 1,776 salaried, hourly and temporary employees. Of these employees, 881 are in the Company's United States operations, and 895 employees are in the Europe, Asia, Germany, Canada and Brazil operations.

         In Europe, the Mulheim facility is represented by the German Metal Workers (Industrie Gewerkschaft Metall). The Mulheim facility has a total work force of approximately 300, of which approximately 200 are members of the German Metal Workers. There are no contracts between CLARK and the union, but CLARK follows standard practices by complying with contracts between the unions and the employer's association.

         Management believes that its relationships with its employees and unions are good.

Environmental Matters

         As with other industrial companies, the Company's facilities and operations are required to comply with and are subject to liability under federal, state, local and foreign environmental and worker health and safety laws, regulations and ordinances, including those relating to air emissions, wastewater discharges and the management and disposal of certain materials, substances and wastes ("Environmental Laws"). Certain of these Environmental Laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including, in some instances, petroleum and petroleum products. Compliance with Environmental Laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. Although the Company believes that its operations are in substantial compliance with current regulatory requirements under material applicable Environmental Laws, the nature of the Company's operations and the history of industrial uses at some of its facilities expose the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters. The Company may also have contingent responsibility for liabilities with respect to environmental matters arising in connection with the prior operations of the material handling business of Clark Equipment Company, a predecessor of the Company ("CEC"). There can be no assurance that material costs or liabilities will not be incurred in connection with such liabilities or claims.

         In connection with the Acquisition, the Company agreed to indemnify the Predecessor's Parent and hold it harmless from and against all losses which are incurred or suffered by the Predecessor's Parent with respect to or arising out of the Company's business and assets except for such losses which arise from or are in connection with any real property, business entities or assets which were not acquired as part of the Acquisition (which the Predecessor's Parent agreed to retain responsibility for and indemnified the Company against). No specific environmental losses were identified by the parties in the Acquisition Agreement nor are there any known material losses which have been asserted by the Predecessor's Parent pursuant to the environmental indemnity provisions of the Acquisition Agreement or incurred by the Company. The environmental indemnities are subject to certain deductibles, caps, and time limitations depending on the nature of the environmental claim.

          Based upon the Company's experience to date and the indemnities it obtained in connection with the Acquisition, the Company believes that the future cost of compliance with existing Environmental Laws (or liability for known environmental liabilities or claims) should not have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with such laws has, and will, require expenditures by the Company on a continuing basis. Future events, such as changes in existing laws and regulations or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require additional expenditures by the Company that may be material.

Item 2 -- PROPERTIES

          The Company's headquarters are located in Lexington, Kentucky. The Company currently owns or leases 14 facilities in North America, Europe, Brazil and Korea which are used for manufacturing, distribution, sales, warehousing and service center activities. The following table outlines the principal facilities owned or leased by CLARK or its subsidiaries:

     Facility Location                             Type of Facility
     -----------------                             ----------------
 Lexington, Kentucky                       Manufacturing, warehouse and office
 Lexington, Kentucky  *                    Sales, training and engineering
 Lexington, Kentucky                       Warehouse
 Saarn, Germany                            Warehouse
 Mulheim-Ruhr, Germany **                  Manufacturing, engineering, power
                                           generation, maintenance and office
 Barcelona, Spain                          Sales branch
 Paris, France                             Sales branch
 Lyon, France                              Sales branch
 State of Sao Paulo, Brazil                Parts distribution
 Seoul, South Korea                        Office and Sales Branch
 Changwon, South Korea *                   Manufacturing, warehouse, office and
                                           parts distribution
 Wilmington, Ohio                          Manufacturing, warehouse and office
 Pell City, Alabama                        Manufacturing, warehouse and office
 Brampton, Ontario, Canada *               Manufacturing, warehouse and office

----------
*        Owned.
**       A portion of the facility is owned.

          CLARK also owned a manufacturing facility in Banwaal, Korea, which was closed in the fourth quarter of 1994 and was sold in January 1999. CLARK Europe also presently leases unoccupied office space in Mulheim-Ruhr, Germany.

          Management believes that the Company's facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future.

Item 3 -- LEGAL PROCEEDINGS

          From time to time product liability claims are asserted against the Company for various injuries alleged to have resulted from defects in the manufacture and/or design of its products. As of December 31, 1998, the Company had 66 pending lawsuits relating to claims arising from accidents involving its products. Most of these lawsuits are in various stages of pretrial completion, and certain plaintiffs are seeking punitive as well as compensatory damages. The Company is self-insured, up to certain limits, for these product liability claims, as well as certain exposures related to general workers' compensation and automobile liability. The Company has recorded and maintains on its balance sheet reserves relating to the estimated liability, based in part upon actuarial determinations, of the Company's aggregate exposure for such self-insured risks. The Company is involved in various other legal proceedings, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the losses is estimable. Although management believes these reserves are sufficient there can be no assurance that any of the foregoing reserves are adequate.


Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                     PART II

Item 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is not publicly traded and, accordingly, an established market does not exist for such common stock. The Company is a wholly owned subsidiary of Holdings. For certain information concerning the ownership of the capital stock of Holdings, see "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

          No dividends have been paid on the Company's common stock. There are certain limitations on the payment of dividends in the Company's borrowing arrangements.

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

                                     Wholly Owned Subsidiaries of the
                                           Predecessor's Parent                        The Company
                                     ---------------------------------     ------------------------------------
                                                          Eleven Months    One Month
                                        Years Ended           Ended          Ended            Years Ended
                                        December 31,       November 26,   December 31,        December 31,
                                       1994     1995           1996           1996        1997(6)       1998(6)
(in Millions)                          ----     ----           ----           ----        -------       -------
Operating Data:
Net Sales (1)                        $ 472.7   $ 528.8       $ 404.6        $ 46.8      $ 489.9         $ 538.9
Gross Profit (1)                        42.9      44.2          45.6           4.9         58.8            63.0
Engineering, selling and
    administration expenses (1)(2)      50.2      37.6          32.3           3.0         37.7            49.3
Income (loss) from operations (3)      (14.0)      3.1          13.3           1.9         21.0            13.7
Income (loss) before
    extraordinary items and
    cumulative effect of change
    in accounting (2) (3)              (25.3)    (17.4)         (2.1)           .5          7.9            (6.2)
Balance sheet data (at end of period):
Working capital (4)                     41.4      46.4          51.4          45.0         55.8            95.9
Net property, plant and
    equipment                           60.7      58.2          51.2          51.0         47.8            69.9
Total assets                           194.7     192.7         192.7         301.3        313.3           398.1
Long-term obligations (5)              125.9     143.0         151.3         133.6        133.9           154.5
Redeemable preferred stock               --        --            --            --           --             21.2

------------

(1 ) Certain reclassifications of prior years have been made to conform with the current year presentation.

(2) Includes  corporate charges  allocated by the  Predecessor's  Parent of; (a)
$8.5 million and $7.0 million in the years ended December 31, 1994 and 1995, respectively; and (b) $5.7 million in the eleven month period ended November 26, 1996.

(3) Includes severance and exit charges of $6.7 million and $3.5 million in the years ended December 31, 1994 and 1995, respectively.

(4) Calculated as net trade receivables plus net inventories less trade payables.

(5) The amounts of long-term obligations as of December 31, 1994 and 1995, and November 26, 1996, include Due to Parent of $68.5 million, $87.6 million and
$96.4 million, respectively; such amounts also include the long-term portion of capital lease obligations. At December 31, 1996, 1997 and 19987 the amount of long-term obligations includes the Notes and the long-term portion of capital lease obligations.

(6) Amounts for the years ended December 31, 1997 and 1998 include entities acquired in purchase business combinations. See Note 4 to the consolidated financial statements.



Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The Company manufactures products in the U.S,. Canada, Germany, and Korea and sells products worldwide. A portion of the Company's raw materials are acquired from foreign suppliers and denominated in foreign currencies. Consequently, the Company's operating results are subject to fluctuations in foreign currency exchange rates, as well as, the translation of its foreign operations into U.S. dollars. The risks associated with operating in foreign countries could adversely affect the Company's future operating results. In addition, currency fluctuations could improve the competitive position of the Company's foreign competitors if the value of the U.S. dollar rises in relation to the local currencies of such competitors. The Company has not historically hedged its foreign currency risk.

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

          The Company started implementation of a new Enterprise Resource Planning (ERP) system in its North American operation in the fourth quarter of 1998. The transition from that operation's legacy systems has been difficult and adversely impacted the fourth quarter results. In November, 1998, the Company engaged a team of consultants from the firm that developed the software used in the ERP system. The restart process is substantially complete but some further work is required to optimize the system performance and processes.

Results of Operations

                    Wholly Owned Subsidiaries
                    of the Predecessor's Parent                          The Company
                    ---------------------------  ------------------------------------------------------------------
                           Eleven Months Ended      One Month Ended          Year Ended              Year Ended
                           -------------------      ---------------          -----------             ----------
                            November 26, 1996      December 31, 1996      December 31, 1997       December 31, 1998
                            -----------------      -----------------      -----------------       -----------------
                             ($)        (%)         ($)         (%)        ($)         (%)         ($)         (%)
                                                             (dollars in millions)
Net Sales (1)               $ 404.6    100.0%    $ 46.8       100.0%     $ 489.9     100.0%      $ 538.9     100.0%
Gross Profit (1)               45.6     11.3%       4.9        10.5%        58.8      12.0%         63.0      11.7%
Engineering, Selling and       32.3      8.0%       3.0         6.4%        37.7       7.7%         49.3       9.1%
Administrative Expenses (1)(2)
Income from Operations (2)     13.3      3.3%       1.9         4.0%        21.0       4.3%         13.7       2.5%
----------
(1)  Certain  reclassifications  of prior year amounts have been made to conform with the current year presentation.
(2)  Includes  corporate charges allocated by the  Predecessor's  Parent of $5.7 million in the eleven month period ended November 26, 1996.


Fiscal Year Ended December 31, 1998 compared to fiscal year ended
-----------------------------------------------------------------
December 31, 1997
-----------------
Net Sales
---------
          Net sales were $538.9 million in 1998, an increase of $49.0 million or 10.0% from $489.9 million in 1997. Truck sales increased $42.1 million or 10.6% and part sales increased $6.9 million or 7.5%.

          Most of the increased truck sales were from newly acquired Asian operations ($18.7 million), and the Blue Giant ($18.5 million) and European ($9.5 million) operations. Parts sales increased mainly in the North America (including Blue Giant) and Asian operations accounting for $4.8 million and $1.2 million of the increase, respectively.

          North American machine sales were negatively impacted by our conversion to an Enterprise Resource Planning (ERP) system in the fourth quarter of 1998. The impact of this was made more severe than it would have been because of lower than anticipated orders attributed to higher than normal dealer inventories. Market conditions in Mexico and South America in 1998 also had a negative impact on sales of approximately $6.8 million.

Gross Profit
------------
          Gross profit increased $4.2 million or 7.1% to $63.0 million in 1998 compared to $58.8 million in 1997. As a percentage of net sales, gross profit was 11.7% and 12.0% for 1998 and 1997, respectively. Increased sales account for an additional $5.6 million of gross profit and the Company had favorable results in the area of product liability in 1998 and this expense decreased $5.1 million. However, offsetting these favorable items were lower absorption of overhead costs in the North American manufacturing facility in the fourth quarter, primarily due to problems with the ERP implementation of approximately $2.3 million, a portion of the new ERP system costs allocated to cost of sales of $0.2 million and higher parts distribution expense, inventory and royalty expense for use of the Samsung name on certain trucks manufactured by CLARK Asia.

Engineering, Selling and Administrative Expenses
------------------------------------------------
          Engineering, selling and administrative expenses increased by $11.6 million to $49.3 million in 1998 from $37.7 million in 1997. As a percentage of net sales, engineering, selling and administrative expenses were 9.1% and 7.7% in 1998 and 1997, respectively. Acquisitions completed in 1998 and late 1997 accounted for $8.0 million of this increase. Implementation of the new ERP system added $0.7 million of expense and increased North American selling and engineering expense accounted for $3.1 million of the increased engineering, selling and administrative expense.

Income from Operations
----------------------
          Income from operations decreased $7.3 million to $13.7 million in 1998 from $21.0 million in 1997. In the start-up operations in Asia, income from operations was a negative ($1.3 million) primarily due to loss of production and sales resulting from the move from Samsung Forklift's factory to CLARK Asia's current manufacturing location. While CLARK Asia generated a positive gross profit, it was not sufficient to offset its operating expenses. For the consolidated Company, income from operations as a percentage of net sales was 2.5% and 4.3% for 1998 and 1997, respectively.


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

Net Sales
---------
          Net sales were $489.9 million in 1997, an increase of $38.5 million or 8.5% from $451.4 million in the twelve month period ended December 31, 1996. Truck sales increased $39.0 million and parts sales were relatively consistent. The increase in truck sales was primarily due to improved market conditions in 1997 and the acquisition of Blue Giant USA Corporation and Blue Giant Canada Limited which increased sales by $4.8 million or 1.2%. A change in the German Deutsche mark ("DM") annual average currency translation rate from 1.505 DM to one U.S. dollar for 1996 to 1.734 DM to one U.S. dollar for 1997 had a negative impact on reported sales (and income) in U.S. dollars from the Company's European operations.

Gross Profit
------------
          Gross profit increased $8.3 million, or 16.4%, to $58.8 million in 1997 from $50.5 million in 1996. As a percentage of net sales, gross profit was 12.0% and 11.1% for 1997 and 1996 respectively. Increased sales accounted for approximately $4.6 million of the increased gross profit and lower costs due to the Company's cost reduction efforts in the area of materials, labor, and overhead accounted for the balance of the improvement.

Engineering, Selling and Administrative Expenses
------------------------------------------------
          Engineering, selling and administrative expenses increased by $2.4 million to $37.7 million for the twelve months period ended December, 1997 from $35.3 million for the twelve month period ended December 31, 1996. Certain administrative functions performed by the Predecessor's Parent were replaced, but at a lower cost than was charged by the parent in 1996. The Company increased its engineering and selling expenses $5.0 million. This increase was to support new product and sales initiatives in 1997 and beyond. Engineering, selling and administrative expenses expressed as a percentage of sales were 7.7% and 7.8% respectively in 1997 and 1996.

Income from Operations
----------------------
          Income from operations increased $5.8 million to $21.0 million for the twelve-month period ended December 31, 1997 from $15.2 million in the twelve-month period in 1996. Income from operations expressed as a percentage of net sales was 4.3% and 3.4% for the twelve months ended December 31, 1997 and December 31, 1996 respectively.

Backlog

         The Company's backlog of orders at December 31, 1998, December 31, 1997, and December 31, 1996 were $77.5 million , $114.8 million, and $80.4 million respectively. Substantially all of the Company's backlog of orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Condition

          In 1998 the Company converted its U.S. operations (except Blue Giant) to a new information system. The transition from that operation's legacy systems has been difficult, and in the fourth quarter of 1998, the U.S. manufacturing operations of the Company became aware of material problems associated with lost visibility to many of the key elements of information needed to administer the business. As a result, during the fourth quarter the Company was unable to react on a timely basis, production slowed, sales declined and inventories and receivables grew substantially. In order to finance the resultant growth in working capital, the Company increased its borrowing on its U.S. credit facilities, which began to approach its maximum borrowing capacity subsequent to December 31, 1998.

          During the first quarter of 1999 the Company substantially corrected its ERP system problems and working capital levels began to decline. To further enhance liquidity the Company received a short-term expansion of its U.S. credit facility in the amount of $5 million. Should the need arise, management could also increase liquidity by further utilizing its foreign credit facilities, and appreciated real estate and would consider other necessary measures to obtain additional financing.

          The Company's business is capital intensive and requires funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of accounts receivables from customers and dealers. The Company will continue to have significant debt service requirements. On December 31, 1998, the Company had $9.7 million of cash, cash equivalents and cash securing letters of credit, $150.0 million of long-term debt and $7.8 million of capital lease obligations. At December 31, 1998, working capital, defined as net trade receivables plus net inventories less trade payables, increased $40.1 million compared to December 31, 1997 primarily as a result of the acquisition of CLARK Asia ($26.8 million) and higher inventories due, in most part, to the problems described above related to the new ERP system. In the first quarter of 1999 the Company substantially corrected the information systems issues and began working through the scheduling processes necessary to reduce inventories in future periods.

          Cash provided by operating activities for 1998 was a negative $10.4 million; however, the Company's cash balances were up $3.3 million from December 31, 1997. The Company had $21.6 million of capital expenditures of which $7.7 million was for CLARK Asia for the twelve months ending December 31, 1998. These expenditures include factory equipment, tooling, new products and systems modernization expenditures. Capital expenditures for the twelve months ending December 31, 1997 were $6.3 million. The Company made interest payments of $15.1 million on its Notes. The Company's ability to incur additional indebtedness is somewhat restricted by the covenants set forth in the Company's borrowing arrangements.

          In connection with the Acquisition, the Company entered into a $30.0 million revolving credit facility (the "Revolving Credit Facility"), which is secured by the accounts receivable and inventory of the Company's domestic operations, excluding HLT and Blue Giant. CLARK Europe entered into a working capital credit line of $10.0 million with Deutsche Bank in October, 1998. After consideration of certain borrowing conditions, the U.S. revolving credit facility had a borrowing availability of $11.9 million as of December 31, 1998. In addition, the Company had a combined borrowing availability of $3.4 million against its lines of credit with Deutsche Bank and the National Bank of Canada for total borrowing availability of $15.3 million.

          To accommodate additional short-term financing needs and provide further liquidity, the Company in March 1999 secured a temporary increase of its U.S. Revolving Credit Facility to $35.0 million until June 30, 1999. Management believes that it has adequate available borrowing capacity under the Revolving Credit Facility to cover its foreseeable working capital requirements for fiscal 1999 and that cash flow from operations and its borrowing arrangements will be adequate to meet other liquidity and capital needs in 1999.

          As of the date of this filing, the Company was not in violation of any covenants or restrictions in the Revolving Credit Facility or the indenture governing the Notes.

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

          The Company is contingently liable as a guarantor for certain of its dealers' and customers' financing arrangements with financial institutions. The guarantees under these financing arrangements aggregated approximately $126.0 million at December 31, 1998, which is consistent with prior years. Historically, the Company and the Predecessor have incurred only minimal losses relating to these arrangements.

          CLARK is contingently liable for a portion of the related value of machines sold to and leased by a third party to users for terms generally ranging from three to five years. CLARK repurchases certain machines leased under this program and then sells or leases such machines to other users. At December 31, 1998, the maximum contingent liability under this program was approximately $4.9 million. CLARK has historically recorded profits on the sale of repurchased machines.

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

          The Company is utilizing both internal and external resources with respect to its year 2000 issues. With regard to its information technology ("IT") systems, CLARK is in the process of installing new software to provide improved operational and financial functionality at each of its worldwide locations. This new software is year 2000 compliant and "Euro" compliant. The installation was substantially completed in the North American manufacturing operation during the first quarter of 1999. The European manufacturing operation is currently running parallel with their legacy system and is expected to be substantially completed during the second quarter of 1999. The Company intends to begin software installation at the Blue Giant, HLT and CLARK Asia facilities in the second quarter of 1999 and should be completed in the fourth quarter of 1999. The installation of the new software by CLARK is a result of a strategic plan to upgrade its company-wide computer systems which pre-dated the Company's efforts to make its IT systems year 2000 compliant. Therefore, the Company has not incurred and does not anticipate incurring any material costs, (currently estimated at less than $0.2 million) specifically related to year 2000 issues that are in addition to the costs associated with its overall computer system upgrade.

          CLARK does not believe that it has any material year 2000 issues with regard to its non-IT systems. The Company's products employ chips and microprocessors which use interval timers as opposed to real-time clocks and therefore should not be affected by the year 2000 rollover. In addition, CLARK does not utilize computer controlled machines in its factory production, thereby eliminating any potential year 2000 problem relating to its manufacturing equipment.

          The Company has ongoing business relationships with many suppliers, dealers, and other parties, each of which may have their own year 2000 issues. CLARK is in the process of making contact with these third parties with which it has a material relationship in order to assess whether the Company faces risks relating to third party year 2000 problems. The Company expects to be in a position to make this assessment regarding third party risks during the second quarter of 1999. There can be no assurance at this time that these third parties are taking appropriate actions to safeguard their computer systems.

          Management can not at this time predict with any certainty CLARK's most likely worst case scenario relating to the year 2000 problem. However, during the fourth quarter of 1998 the Company attempted to convert its U.S. systems to a new, year 2000 compliant system, and experienced difficulties with the conversion. As discussed under "Capital Resources, Liquidity and Financial Condition", the Company encountered significant growth in its inventories and accounts receivable along with reduced sales and slowdown in production during that time frame. While these conversion problems have now been substantially corrected, they serve as evidence that failure to operate with systems that are not year 2000 compliant could have a material, adverse effect on financial conditions and results of operations. The Company intends to perform test-runs at its facilities following installation of its new 2000 compliant software. If a year 2000 problem is identified during these test-runs, the Company intends to immediately seek correction of the problem from its software vendor at no cost to the Company and will develop other contingency plans responsive to the facts and circumstances that exist at that time.

Euro Conversion

          The Euro was introduced on January 1, 1999, at which time the eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies (legacy currencies) and the Euro. During the three-and-a-half year transition period following its introduction, countries will be allowed to transact business in the Euro and in their own currencies. On July 1, 2002, the Euro will be the one and only official currency in European Union countries that are participating in the conversion.

          The Company's European operations have established plans to address the issues raised by the Euro currency conversion and are cognizant of the potential business implications of the conversion. CLARK is in the process of installing new software in each of its worldwide locations that will be able to process Euro currency transactions. The Company does not expect the conversion costs to be material. However, due to numerous uncertainties, the Company can not reasonably estimate the effect one common currency will have on pricing and the resulting impact, if any, on its results of operations, financial condition or cash flow.

New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for these items and will be effective for fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative or hedging transactions; therefore, management does not expect that the adoption of this new standard will have a significant impact on the Company's financial position or results of operations.

Item 7A - Quantitative and Qualitative Disclosures about Market Risks

          The primary market risks facing the Company deal with interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note 11 to the Company's consolidated financial statements included under Item 8.

Interest Rate Risk

          The Company is exposed to interest rate risk because the Company's borrowing arrangements, with the exception of the Notes, generally carry variable rates of interest. The Company has not, to date, engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce its risk, nor does it have any plans in the future to do so. A significant increase in interest rates could have an adverse effect on the Company. For example, based on the level of the Company's variable rate borrowings at December 31, 1998, a 1% increase in interest rates would result in an increased charge against earnings of approximately $0.3 million.

Foreign Currency Risk

          The Company manufactures products in the U.S., Canada, Germany and Korea and sells products worldwide. A portion of the Company's raw materials are acquired from foreign suppliers and denominated in foreign currencies. Consequently, the Company's operating results are subject to fluctuations in foreign currency exchange rates, as well as, the translation of its foreign operations into U.S. dollars. The risks associated with operating in foreign countries could adversely affect the Company's future operating results. In addition, currency fluctuations could improve the competitive position of the Company's foreign competitors if the value of the U.S. dollar rises in relation to the local currencies of such competitors. The Company has not historically hedged its foreign currency risk. During 1998, the Company incurred foreign exhange losses of $1.4 million. The Company is unable to quantify the potential impact of future foreign currency movements upon earnings.


Item 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements of the Company, along with the Report of Independents Accountants, is included on pages F-1 through F-32 of this Form 10-K.

          Supplementary data called for by this item is not presented, as it is not applicable to the registrant

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

    Name                  Age                Position
    ----                  ---                --------
 Dr. Martin M.Dorio, Jr.  53   President, Chief Executive Officer and Director
 Dr. J. Frithjof Timm     56   Managing Director and President, CLARK Europe
 Joseph F. Lingg          53   Vice President, Finance and Treasurer
 Kevin M. Reardon         54   Managing Director and President, CLARK Asia
 Michael J. Grossman      48   Vice President, General Counsel and Secretary
 Robert J. O'Brien        49   Vice President, Manufacturing, North America
 Thomas J. Snyder         53   Director
 Diether Klingelnberg     54   Director
 Michael A. Delaney       44   Director
 James A. Urry            44   Director

          Dr. Martin M. Dorio, Jr., President, Chief Executive Officer and Director. Dr. Dorio joined the Company in June 1995 as President and Chief Executive Officer. From 1990 until he joined the Company, Dr. Dorio served in various positions with Case Corporation, a manufacturer of tractors and
construction  equipment,   including  Vice  President,  Corporate  Planning  and
Development. Dr. Dorio has over 20 years of experience in manufacturing companies, and has served in key management positions of FMC Corp. and General Electric Co.

          Dr. J. Frithjof Timm, Managing Director and President, CLARK Europe. Dr. Timm joined the Company in May 1995 as Managing Director and President of CLARK Europe. From 1992 to 1995, he was President of Komatsu Europe and, prior to that, he was Managing Director of Sales of the Hydraulic Mobile Crane Division of Krupp A.G.

          Joseph F. Lingg, Vice President, Finance, and Treasurer. Mr. Lingg joined the Company in January 1996 as Vice President, Finance and Treasurer. In 1995, Mr. Lingg served as Vice President and Chief Financial Officer of RBC Company of America, a manufacturer of bearings, and for more than five years prior thereto he served as Vice President and Chief Financial Officer of Mosler Inc., a manufacturer and servicer of security products.

          Kevin M. Reardon, Managing Director and President, CLARK Asia. Mr. Reardon joined the Company in 1984 and has been Managing Director and President of CLARK Asia since 1998. Previously, Mr. Reardon served as Vice President, Sales and Marketing, and Director of Marketing and National Sales Manager for the Company.

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

          Diether Klingelnberg, Director. Mr. Klingelnberg served as Chief Executive Officer of International Knife & Saw, Inc. until March 1996. In addition, he served as Chairman of the Board and Chief Executive Officer of IKS Corporation from 1979 until November 1996. Mr. Klingelnberg is currently Managing Director of Klingelnberg Beteillgungs-GmbH and is a director of Honsel AG, IKS Corporation, the Alfred H. Schuette Company, and Eickhoff Maschinenfabrik GmbH, Bochum, and Oerlikon Geartec AG, Zuerich.

          Michael A. Delaney, Director. Mr. Delaney has been a Managing Director of CVC since 1989. Mr. Delaney is a director of Aetna Industries, Inc., Allied Digital Technologies, Inc., AmeriSource Health Corporation, MSX International, CORT Business Services Corporation, Delco Remy International, Inc., Enterprise Media Inc., Great Lakes Dock and Dredge Corporation, GVC Holdings, Fabri-Steel Products Incorporated, IKS Corporation, JAC Holdings, PalomarTechnologies, Inc., SC Processing, Inc., and Triumph Holdings, Inc.

          James A. Urry, Director. Mr. Urry has been with Citibank, N.A. since 1981, serving as a Vice President since 1986. He has been a Vice President of CVC since 1989. He is a director of AmeriSource Health Corporation, CORT Business Services Corporation, Hancor Holding Corporation, IKS Corporation, Airxcel, Inc., Palomar Technologies, Inc., York International Corporation and Brunngr Mond Company.

Director Compensation and Arrangements

          The directors of the Company do not receive compensation for their services as directors. Members of the Board of Directors are elected pursuant to certain voting agreements among Holdings and its stockholders. See "Item 12 --
Security Ownership of Certain Beneficial Owners and Management--The Stockholders' Agreement."

Item 11 -- EXECUTIVE COMPENSATION

          The compensation of executive officers of the Company will be determined by the Board of Directors of the Company. The Company adopted a 401(k) retirement plan in 1997. See "-- 401(k) Plan".

          The following table sets forth certain information concerning the compensation received by the Chief Executive Officer and the four most highly compensated officers of the Company for services rendered in 1998.

                               Summary Compensation Table

                                                                                      Long Term Compensation
                                                                                      ----------------------
                                                Annual Compensation                           Awards
                                                -------------------                           ------
                                                                                       Restricted    Stock
                                                                        Other Annual      Stock     Options       All Other
                                                 Salary    Bonus (1)  Compensation (2)    Awards   (#Shares)  Compensation (3)
Dr. Martin M. Dorio Jr. ...................  $ 300,000      -        $    -                -          -        $ 22,577
President and Chief Executive Officer

Dr. J. Frithjof Timm ......................    204,730      -             -                -          -          31,719
President and Managing Director CLARK Material
Handling Europe (4)
Joseph F. Lingg ...........................    138,754      -             -                -          -           6,852
Vice President of Finance
Kevin M. Reardon ..........................    128,574      -         7,778                -          -           5,395
President and Managing Director CLARK Material
Handling Asia
Michael J. Grossman .......................    139,193      -             -                -          -           5,597
Vice President, Secretary and General Counsel

(1) Earned bonus amounts were not calculatable as of March 31,1999.
(2) Represents foreign service premium for Mr. Reardon.
(3) Includes Company 401(k) contributions and group term life insurance premiums respectively as follows: Dr. Dorio, $9,000 and $3,235: Mr. Lingg, $3,813 and $3,039; Mr. Reardon, $2,418 and $2,977; and Mr. Grossman, $3,825 and
    $1,772. Includes $10,342 imputed interest for Dr. Dorio and $31,719 pension and disability for Dr. Timm.
(4) Dr.Timm's salary, bonus, and other compensation are calculated from Deutsche
    Marks using a conversion rate of 1.734 DM/$.




Employment Agreements

          In 1996, Holdings entered a three-year employment contract with Dr. Martin M. Dorio, Jr. pursuant to which Dr. Dorio is employed as the President and Chief Executive Officer of Holdings and the Company. The agreement provides for an annual base salary of $225,000, which is subject to annual merit increases, and an annual performance bonus. The Company has agreed that, in the event that Holdings is unable to pay Dr. Dorio any amounts due to him with respect to annual bonuses, the Company will pay such amounts. Since November 1996, the Company has paid Dr. Dorio's compensation. In addition, the agreement provides for the receipt by Dr. Dorio of standard company benefits. The agreement is terminable by Holdings with or without cause. In the event, the agreement is terminated without cause or as a result of the total disability of Dr. Dorio, Dr. Dorio will be entitled to continue to receive his base salary and certain other benefits for specified periods. Following any termination of Dr. Dorio's employment, he will be subject to a non-competition covenant for up to two years.

401(k) Plan

          In 1997, the Company adopted a qualified 401(k)-retirement plan. Subject to certain statutory limitations, eligible employees are able to contribute a percentage of their compensation to the plan on a pre-tax basis ("elective deferrals"). For 1998, the maximum amount of elective deferrals that could be made by any employee was $10,000. Employees are fully vested in their elective deferrals at all times. Generally, employees may not receive a distribution of their account balances prior to their death, disability, termination of employment or retirement, and their account balances cannot be assigned or alienated.

Compensation Committee Interlocks and Insider Participation

          Although the Company has no compensation committee, each of Messrs. Snyder, Klingelnberg, Delaney and Urry participated in deliberations of the Board of Directors concerning executive compensation.

Item 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          All of the outstanding capital stock of the Company is currently owned by Holdings. The following table sets forth certain information with respect to the beneficial ownership of the preferred stock of Holdings (of the "Holdings Preferred Stock") and the Class A common stock (the "Holdings Class A Stock") and the Class B common stock of Holdings (the "Holdings Class B Stock" and together with the Holdings Class A Stock, the "Holdings Common Stock"), by (i) each person or entity who owns five percent or more thereof, (ii) each director of the Company who is a stockholder, (iii) the Chief Executive Officer of the Company and the other executive officers named in the "Summary Compensation Table" above who are stockholders, and (iv) the directors and officers of the Company as a group. Unless otherwise specified, all shares are directly held.


                                                                   Number and Percent of Shares
                                                                   ----------------------------
                                           Holdings
                                          Preferred          Holdings Class A      Holdings Class B
                                            Stock                Stock(1)              Stock(2)
                                            -----                -------               -------
 Name of Beneficial Owner            Number     Percent      Number    Percent     Number      Percent
 ------------------------            ------     -------      ------    -------     ------      -------
Citicorp Venture Capital Ltd.       12,207.4      71.89%   102,671.40   37.5%    550,220.04        75.7%
 399 Park Avenue
 New York, New York  10043
Dr. Martin M. Dorio, Jr.               404.8        2.4%    55,180.7    20.2%         --           --
 172 Trade Street
 Lexington, Kentucky  40511
Dr. J. Frithjof Timm                   130.1        0.8%    19,879.5     7.3%         --           --
 172 Trade Street
 Lexington, Kentucky  40511
Kevin M. Reardon                        37.1        0.2%     5,391.6     2.0%         --           --
Michael J. Grossman                     68.4        0.4%     6,566.3     2.4%         --           --
Joseph F. Lingg                         40.5        0.2%     5,518.1     2.0%         --           --
Thomas J. Snyder                         --         --       5,000.0     1.8%         --           --
Diether Klingelnberg                     --         --          42.0    0.02%      8,943.5          1.2%
Michael A. Delaney                     101.5        0.6%       855.0     0.3%      4,536.3          0.6%
James A. Urry                          101.5        0.6%       855.0     0.3%      4,536.3          0.6%
All directors and executive
 officers as a group (10 persons)      966.8        5.7%   106,396.6    38.9%     18,016.1          2.4%

----------

(1) Does not include shares of Holdings Class A Stock issueable upon conversion of Holdings Class B Stock. See "--Holdings Common Stock." Assuming the conversion of all of a holder's shares of Holdings Class B Stock into Holdings Class A Stock, but no such conversion by any other holder of Holdings Class B Stock, the number of shares and the percentage of total
    Holdings  Class A Stock held by the  converting  holder would be as follows:
    for CVC,  652,065.5 and 79.2%; for Diether  Klingelnberg,  8,985.5 and 3.2%;
    for Michael A.  Delaney,  5,391.3 and 1.9%;  for James A. Urry,  5,391.3 and
    1.9%; and for all directors and executive officers as a group, 124,412.7 and 42.7%.

(2) Does not include shares of Holdings Class B Stock issuable upon conversion of Holdings Class A Stock. See "--Holdings Common Stock." Assuming the conversion of all of a holder's shares of Holdings Class A Stock into Holdings Class B Stock, but no such conversion by any other holder of Holdings Class A Stock, the number of shares and the percentage of total
    Holdings  Class B Stock held by the  converting  holder would be as follows:
    for CVC,  652,065.54 and 78.6%; for Dr. Martin M. Dorio, Jr..,  55,180.7 and
    7.1%;  for Dr. J. Frithjof  Timm,  19,879.5 and 2.7%;  for Kevin M. Reardon,
    5,391.6 and 0.7%; for Michael J.  Grossman,  6,566.3 and 0.9%; for Joseph F.
    Lingg,  5,518.1 and 0.7%; for Thomas J. Snyder,  5,000 and 0.7%; for Diether
    Klingelnberg,  8,985.5 and 1.2%;  for Michael A. Delaney,  5,391.3 and 0.7%;
    and for James A. Urry, 5,391.3 and 0.7%; and for all directors and executive officers as a group, 124,412.7 and 14.9%.


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

The Stockholders' Agreement

          Pursuant to the Securities Purchase and Holders Agreement entered into among the stockholders of Holdings (the "Stockholders' Agreement"), the Board of Directors of Holdings and the Company shall be composed at all times of five directors as follows: the President of the Company, Dr. Martin M. Dorio, Jr. (so long as he continues to serve as President); two individuals designated by CVC; and two additional directors who shall not be employees of CVC but who shall be designated by CVC, subject to the right of holders of the majority of the outstanding shares of Holdings Class A Stock to veto the election of either of such additional directors.

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

Registration Rights Agreement

          In connection with their entry into the Stockholders' Agreement, Holdings, CVC, Dr. Martin M. Dorio, Jr., Thomas J. Snyder and the other stockholders of Holdings entered into a Registration Rights Agreement (the "Holdings Registration Rights Agreement"). Pursuant to the Holdings Registration Rights Agreement, upon the written request of CVC, Holdings has agreed to (subject to certain exceptions) prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares held by CVC and use its best efforts to cause such registration statement to become effective. If at any time Holdings files a registration statement for the Holdings Common Stock pursuant to a request by CVC or otherwise (other than a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to Holdings' employees or existing stockholders, or a registration statement registering a unit offering), Holdings will use its best efforts to allow the other parties to the Holdings Registration Rights Agreement to have their shares of Holdings Common Stock (or a portion of their shares under certain circumstances) included in such offering of Holdings Common Stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) are to be paid by Holdings.

Item 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Service Agreement

          In connection with the Acquisition, the Company entered into a service agreement (the "Service Agreement") with the Predecessor's Parent pursuant to which the Company shares space in the Southaven Facility with another division of the Predecessor's Parent. In addition, pursuant to such agreement the Company hired approximately 38 employees who are responsible for aftermarket customer support and administration. The Company pays an aggregate annual fee under such Service Agreement of approximately $5.9 million (the "Base Fee"), payable in monthly installments. In addition to the Base Fee, certain provisions of the Service Agreement may require each of the Predecessor's Parent and CLARK to share the responsibility for additional costs and savings resulting from, among other things, changes or increases in the provision of services or the implementation of certain cost savings. The term of the agreement is for three years. Provisions have been made to extend this term as desired. Management believes that the terms of the Service Agreement are no less favorable to the Company than those that could have been obtained from non-affiliated parties at the time the agreement was entered into.

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

Other

          At the time of the Acquisition, it was contemplated that certain shares of capital stock of Holdings would be issued to the members of management. In furtherance of that intent, effective as of as of January 31, 1997, Holdings repurchased certain outstanding shares of Holdings Preferred Stock and Holdings Class B Stock having an aggregate value of approximately $1.1 million from CVC and, simultaneously therewith, issued and sold shares of Holdings Preferred Stock and Holdings Common Stock having an equivalent value to Dr. Martin M. Dorio, Jr., and other members of management. In connection therewith, the Company loaned Dr. Dorio $200,000 toward the purchase price of the securities acquired by him. Such loan is evidenced by a demand promissory note that does not bear interest.

                                     PART IV

Item 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements.

         Financial Data Schedule

          The following Consolidated Financial Statements of the Company and the Report of Independent Accountants set forth on pages F-1 through F-32, respectively, are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

         See Index to Consolidated Financial Statements on page F-1.

 (a) (2) Financial Statement Schedules.

          No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a) (3) Exhibits.

Exhibit
No.         Description
--          -----------
3.1 Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

4.1 Indenture dated as of November 27, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

4.2 Registration Rights Agreement dated as of November 27, 1996 among the Company, Jefferies & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

4.3 Form of 103/4% Senior Notes due 2006 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

4.4 Indenture dated as of July 17, 1998 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to
       Exhibit 4.4 to the Company's Registration Statement on Form S-4, Registration No. 333-62845)

4.5 Registration Rights Agreement dated as of July 17, 1998 among the Company, Jeffries & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4, Registration No. 333-62845)

4.6 Registration Rights Agreement dated as of July 17, 1998 among the Company, Jeffries & Company, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4, Registration No. 333-62845)

4.7 Form of 103/4% Senior Notes due 2006 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4, Registration No. 333-62845)

4.8 Indenture dated as of July 17, 1998 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4, Registration
       No. 333-62845)

4.9 First Supplemental Indenture dated as of August 18, 1998 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4, Registration No. 333-62845)

10.1   Purchase Agreement dated November 22, 1996 among the Company, Jefferies
       & Company, Inc. and Bear, Stearns & Co. Inc.(incorporated by reference to
       Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.2 Loan and Security Agreement dated November 27, 1996 by and between Congress Financial Corporation and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.3 Stock and Asset Purchase and Sale Agreement, dated as of November 9, 1996 among the Terex Corporation, and certain of its subsidiaries and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.4 Service Agreement dated as of November 27, 1996 between the Terex Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.5 Indemnity as to Letters of Credit, Performance Bonds, Appeal Bonds, Guaranties, etc. dated November 27, 1996 by the Company in favor of the Terex Corporation, for itself and as successor to CMH Acquisition Corp., CMH Acquisition International Corp., CLARK Material Handling Company and CLARK Material Handling International, Inc.(incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.6 Employment Agreement dated as of November 27, 1996 between Holdings and Dr. Martin M. Dorio, Jr. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.7 Tax Sharing Agreement made as of November 27, 1996 between Holdings and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.8 Stock Purchase Agreement, dated as of May 27, 1992, by and between CLARK Equipment Company and the Terex Corporation (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.9 First Amendment to the Stock Purchase Agreement, dated as of July 31, 1992, by and between CLARK Equipment Company and Terex Corporation (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.10 Trademark Assignment Agreement, dated as of July 31,1992, by and between CLARK Equipment Company and CLARK Material Handling Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.11 Second Amended and Restated General Operating Agreement, dated November 29, 1990, by and between CLARK Material Handling Company and Chase Manhattan Leasing Company, Inc. (incorporated by reference to
       Exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.12 Second Amendment to the Second Amended and Restated General Operating Agreement, dated April 15, 1994, by and among CLARK Material Handling Company, Drexel dated August 1, 1994, by and between CLARK Material Handling Company and CLARK Credit Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.14 Assignment of Second Amended and Restated General Operating Agreement, dated March 22, 1995, by and between CLARK Material Handling Company, CLARK Credit Corporation, f/k/a Chase Manhattan Leasing Company, and Associates Commercial Corporation (incorporated by reference to
       Exhibit 10.14 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.15 Master Software License and Service Agreement, dated May 17, 1996, between CLARK Material Handling Company and SDRC Operations (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.16 Letter Agreement, dated October 26, 1995, between CLARK Material Handling Company, Manufacturers Distribution Services, Inc. and Maine Rubber International (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.17 MCI Services Agreement, effective as of July 1, 1995, between MCI Telecommunications Corporation and CLARK Material Handling Company (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.18 Agreement for Systems Operations Services, dated as of March 2, 1992, between CLARK Material Handling Company and Integrated Systems Solutions Corporation, as amended by Amendments #1 through #5 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.19 Supply Agreement, dated December 14, 1994, between CLARK Material Handling Company and Funk Manufacturing Company (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.20 Supply Agreement, dated July 1, 1995, between CLARK Material Handling Company and Funk Manufacturing Company (incorporated by reference to
       Exhibit 10.20 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.21 Agreement, dated June 1, 1983, between CLARK Equipment Company and Mitsubishi Corporation, Mitsubishi Heavy Industries, Ltd. and Mitsubishi Motors Corporation, as amended (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.22 Master Contract for Purchase and Sale, dated July 17,1995, between CLARK Material Handling Company and Custom Tool and Manufacturing Company (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.23 Supply Agreement, dated December 20, 1991, between CLARK Material Handling Company and Dixson, Inc. (incorporated by reference to
       Exhibit 10.26 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.24 Lease Agreement, dated as of April 15, 1987, between Vergil D. Kelly and Kenny Angelucci and CLARK Equipment Company with respect to 172 Trade Street, Lexington, Kentucky, as amended by Amendment #1 to Lease dated April 15, 1987 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.25 Standard Form Dealer Sales Agreements between CLARK Material Handling Company and domestic dealer entities (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.26 Agreement, dated as of September 12, 1995, by and between CLARK Material Handling Company and Nissan Forklift Corporation, North America (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.27 License Agreement, dated as of November 27, 1996, between Holdings and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-4, Registration No. 333-18957)

10.28 Asset Purchase Agreement, dated as of November 6, 1997, between Clark Material Handling of Canada Ltd. and Blue Giant Limited (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.29 Asset Purchase Agreement, dated as of October 31, 1997 between Blue Giant Corporation and Blue Giant USA Corporation (incorporated by reference to
       Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.30 Asset Purchase Agreement, dated as of June 5, 1998, by and between the Company and Samsung Heavy Industries Co., Ltd. (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-4, Registration No. 333-62845).

10.31 Purchase Agreement dated as of July 13, 1998 among the Company, Jeffries & Company, Inc. and Bear, Stearns, & Co. Inc. (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-4, Registration No. 333-62845).

21.1   Subsidiaries of the Company

(b)    Reports on Form 8-K.

       None

SIGNATURES


          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CLARK Material Handling Company

                                BY:  /s/  Martin M. Dorio, Jr.
                                Dr. Martin M. Dorio, Jr.
                                President and CEO
                                March 31, 1999

          Pursuant to the requirements of the securities exchange act of 1934, as amended this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.


   /s/ Martin M. Dorio, Jr.      President, Chief Executive Officer and Director
       Martin M. Dorio, Jr.      (Principal Executive Officer)


   /s/ Joseph F. Lingg           Vice President, Finance, and Treasurer
       Joseph F. Lingg           (Principal Financial and Accounting Officer)



   /s/ James A. Urry             Director
       James A. Urry



   /s/ Thomas J. Snyder          Director
       Thomas J. Snyder



   /s/ Michael A. Delaney        Director
       Michael A. Delaney



   /s/ Diether Klingelnberg      Director
       Diether Klingelnberg

                         CLARK MATERIAL HANDLING COMPANY
                           AND PREDECESSOR BUSINESSES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                            Page
Report of independent accountants                                            F-2
Consolidated balance sheet                                                   F-3
Consolidated statement of operations                                         F-4
Consolidated statement of stockholder's equity and comprehensive income      F-5
Consolidated statement of cash flows                                         F-6
Notes to consolidated financial statements                                   F-7

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholder of CLARK Material
Handling Company


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of CLARK Material Handling Company and its predecessor businesses at December 31, 1998 and December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the one month period ended December 31, 1996 and the eleven month period ended November 26, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 25, 1999

CLARK Material Handling Company
Consolidated Balance Sheet    (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                December 31,       December 31,
                                                                    1997               1998
Current assets                                                      ----               ----
   Cash and cash equivalents                                   $   6,334          $   9,661
   Restricted cash                                                   320                197
   Accounts receivable (less allowance of $1,906 at
    December 31, 1997 and $4,864 at December 31, 1998)            47,018             68,903
   Net inventories                                                70,784            102,399
   Other current assets                                            7,281              9,609
                                                               ---------          ---------

       Total current assets                                      131,737            190,769

Long term assets
   Property, plant and equipment-net                              47,836             69,877
   Goodwill, net of accumulated amortization of $3,081 at
    December 31, 1997 and $6,069 at December 31, 1998            114,887            112,781
   Other assets                                                   18,794             24,631
                                                               ---------          ---------

       Total assets                                            $ 313,254          $ 398,058
                                                               =========          =========

Current liabilities
   Notes payable                                               $   3,184          $  28,922
   Current portion of capital lease obligations                    2,732              3,313
   Trade accounts payable                                         62,002             75,378
   Accrued compensation and benefits                               5,730              5,551
   Accrued warranties and product liability                       20,774             17,384
   Other current liabilities                                      10,728             17,526
                                                               ---------          ---------

       Total current liabilities                                 105,150            148,074

Non-current liabilities
   Senior notes payable                                          130,000            150,000
   Capital lease obligations, less current portion                 3,864              4,480
   Accrued warranties and product liability                       38,497             35,537
   Other non-current liabilities                                  12,002             17,469
                                                               ---------          ---------

       Total liabilities                                         289,513            355,560
                                                               ---------          ---------


Commitments and contingencies (Note 11)                                -                  -

Redeemable preferred stock                                             -             21,202
                                                               ---------          ---------

Stockholder's equity
   Common stock, par value $1 per share, 1,000
    shares authorized, issued and outstanding                           1                  1
   Paid-in capital                                                 24,999             23,948
   Retained earnings                                                8,406                987
   Cumulative translation adjustment                               (9,665)            (3,640)
                                                               ----------         ----------

       Total stockholder's equity                                  23,741             21,296
                                                               ----------         ----------

       Total liabilities and stockholder's equity              $  313,254         $  398,058
                                                               ==========         ==========

   The accompanying notes are an integral part of these financial statements.


CLARK Material Handling Company
and Predecessor Businesses
Consolidated Statement of Operations
(in thousands)
--------------------------------------------------------------------------------

                                                        Predecessor                     The Company
                                                      ---------------     ------------------------------------------
                                                            Eleven            One
                                                            Months           Month          Year           Year
                                                             Ended           Ended          Ended          Ended
                                                          November 26,    December 31,   December 31,   December 31,
                                                              1996            1996           1997           1998

Net sales                                                 $  404,629       $  46,763     $  489,892     $  538,881
Cost of goods sold                                           359,061          41,905        431,127        475,857
                                                          ----------       ---------      ---------     ----------

       Gross profit                                           45,568           4,858         58,765         63,024

Engineering, selling and administrative expenses              26,613           2,923         37,731         49,320

Parent company management fees                                 5,672               -              -              -
                                                          ----------       ---------      ---------     ----------
       Income from operations                                 13,283           1,935         21,034         13,704

Other income (expense):
   Interest expense                                             (370)         (1,393)       (15,086)       (16,867)
   Allocated interest expense from parent
    company                                                  (14,656)              -              -              -
   Interest income                                               220              25            809          1,131
   Amortization expense from parent company                     (349)              -              -              -
   Other income (expense) - net                                 (223)            (32)         1,598         (3,409)

                                                          ----------       ---------      ---------     ----------
       Income (loss) before income taxes                      (2,095)            535          8,355         (5,441)

Provision for income taxes                                         -               -            484            776
                                                          ----------       ---------      ---------     ----------
   Net income (loss)                                      $   (2,095)     $      535     $    7,871     $   (6,217)
                                                          ==========      ==========     ==========     ==========

               The accompanying notes are an integral part of these financial statements.

                                                        F-4

CLARK Material Handling Company
and Predecessor Businesses
Consolidated Statement of Stockholder's Equity and Comprehensive Income
(in thousands)
--------------------------------------------------------------------------------

                                                                       Stockholder's Equity
                                                   ---------- ----------------------------------------------------
                                                                                                Foreign
                                                                                 Retained       Currency
                                                  Common          Paid-in        Earnings      Translation
                                                   Stock          Capital        (Deficit)     Adjustments
                                                -----------     -----------     -----------    -----------

PREDECESSOR
Balance at December 31, 1995                                                    $  (94,873)    $   (1,849)
Net loss for the eleven months ended
    November 26, 1996                                                               (2,095)             -
Translation adjustment                                                                   -         (2,546)
                                                                                ----------     ----------

Balance at November 26, 1996                                                    $  (96,968)    $   (4,395)
                                                                                ==========     ==========

THE COMPANY

Issuance of common stock                                  1      $  24,999       $       -     $        -
Net income for the month ended
    December 31, 1996                                     -              -             535              -
Translation adjustment                                    -              -               -           (462)
                                                -----------    -----------      ----------     ----------

Balance at December 31, 1996                              1         24,999             535           (462)

Net income for the year ended
    December 31, 1997                                     -              -           7,871              -
Translation adjustment                                    -              -               -         (9,203)
                                                -----------    -----------      ----------     ----------
Balance at December 31, 1997                              1         24,999            8,406        (9,665)

Preferred stock issuance costs                            -         (1,051)              -              -
Net loss for the year ended
   December 31, 1998                                      -              -          (6,217)             -
Translation adjustment                                    -              -               -          6,025
Preferred stock dividends                                 -              -          (1,202)             -
                                                -----------    -----------      ----------     ----------
Balance at December 31, 1998                    $         1    $    23,948      $      987     $   (3,640)
                                                ===========    ===========      ==========     ==========

                                                                        Comprehensive Income
                                                   ---------------------------------------------------------
                                                   --------------  -----------------------------------------
                                                    Predecessor                     The Company
                                                   --------------  -----------------------------------------
                                                  Eleven Months   One Month         Year           Year
                                                     Ended          Ended           Ended          Ended
                                                  November 26,    December 31,   December 31,   December 31,
                                                     1996            1996           1997           1998
                                                 -----------    -----------      -----------    -----------
Net income (loss)                                $    (2,095)   $       535      $     7,871    $    (6,217)
Translation adjustment, net of income taxes           (2,546)          (462)          (9,203)         6,025
                                                 -----------    -----------      -----------    -----------

Comprehensive income (loss)                      $    (4,641)   $        73      $    (1,332)   $      (192)
                                                 ===========    ===========      ===========    ===========



                    The accompanying notes are an integral part of these financial statements.

CLARK Material Handling Company
and Predecessor Businesses
Consolidated Statement of Cash Flows
(in thousands)
--------------------------------------------------------------------------------

                                                           Predecessor                  The Company
                                                          -------------- ----------------------------------------------
                                                               Eleven           One
                                                               Months          Month            Year            Year
                                                               Ended           Ended            Ended           Ended
                                                            November 26,    December 31,     December 31,    December 31,
                                                                1996            1996             1997            1998
                                                                ----            ----             ----            ----
Operating activities:
   Net income (loss)                                         $    (2,095)    $       535      $     7,871     $    (6,217)
   Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
     Depreciation                                                  9,312             778            8,900           9,475
     Amortization                                                  1,099             322            3,350           5,666
     Loss (gain) on sale of property, plant and equipment             31              70               24              (8)
     Changes in operating assets and liabilities
      excluding business combinations:
       Restricted cash                                              (220)           (136)             638             140
       Trade receivables                                          (2,406)          2,800           (8,732)          1,547
       Net inventories                                            (2,696)          9,801           (7,015)        (16,397)
       Trade accounts payable                                         61         (11,265)           7,866           7,735
       Accrued compensation and benefits                             409            (609)            (156)           (325)
       Accrued warranties and product liability                   (2,248)            237            3,581          (6,892)
       Due to parent company                                       8,720               -                -               -
       Other assets and liabilities, net                          (5,876)            223           (5,218)         (5,149)
                                                             -----------     -----------      -----------     -----------
       Net cash provided by (used in) operating activities         4,091           2,756           11,109         (10,425)
                                                             -----------     -----------      -----------     -----------
Investing activities:
     Business combinations                                             -               -          (14,646)        (32,093)
     Capital expenditures                                         (3,208)           (317)          (6,340)        (21,629)
     Proceeds from sale of assets                                    139               -                -             558
                                                             -----------     -----------      -----------     -----------
         Net cash used in investing activities                    (3,069)           (317)         (20,986)        (53,164)
                                                             -----------     -----------      -----------     -----------
Financing activities:
     Issuance of current notes payable                                 -               -            1,182          27,928
     Repayment of current notes payable                                -               -           (1,020)         (1,868)
     Issuance of senior notes payable, net of
       issuance costs                                                  -               -                -          19,372
     Issuance of preferred stock, net of issuance costs                -               -                -          18,949
     Other, net                                                    1,481             293              147           1,618
                                                             -----------     -----------      -----------     -----------
         Net cash provided by financing activities                 1,481             293              309          65,999
                                                             -----------     -----------      -----------     -----------
Effect of exchange rate changes on cash and
 cash equivalents                                                 (1,262)           (306)            (652)            917
                                                             -----------     -----------      -----------     -----------
Net increase (decrease) in cash and cash equivalents               1,241           2,426          (10,220)          3,327
Cash and cash equivalents at beginning of period                     819          14,128           16,554           6,334
                                                             -----------     -----------      -----------     -----------
Cash and cash equivalents at end of period                   $     2,060     $    16,554      $     6,334     $     9,661
                                                             ===========     ===========      ===========     ===========
Supplemental disclosures
     Cash paid for interest                                  $       337     $        86      $    14,465     $    16,702
     Income taxes paid                                       $        17     $         -      $         -     $       455

                    The accompanying notes are an integral part of these financial statements.


CLARK Material Handling Company
and Predecessor Businesses
Notes to Consolidated Financial Statements (in thousands)
--------------------------------------------------------------------------------

NOTE 1 - REPORTING ENTITY AND BASIS OF PRESENTATION

CLARK Material Handling Company (the "Company") is a wholly-owned subsidiary of CMH Holdings Corporation ("Holdings"). Prior to November 27, 1996, Holdings had no previous business operations and was formed for the purpose of acquiring the Company and its subsidiaries from Terex Corporation ("Parent Company") in a purchase business combination. That acquisition was consummated on November 27, 1996. See Note 3 for information regarding the acquisition.

Prior to the acquisition, the Company's predecessor businesses ("Predecessor") operated as wholly-owned subsidiaries of the Parent Company. Reference to the Company relates to the period subsequent to November 26, 1996, while reference to the Predecessor relates to operations on or prior to November 26, 1996. The Parent Company acquired the Predecessor in 1992 in a purchase business combination and the Parent Company's basis, including its acquisition debt and goodwill associated with the 1992 acquisition, was "pushed down" to the Predecessor's financial statements.

The Predecessor's financial statements include allocations of Parent Company acquisition debt and related interest expense. Management fees, which include corporate overhead costs (including legal, treasury and other shared services), were allocated to the Predecessor based generally on the percentage of Predecessor revenues to the Parent Company's consolidated revenues. Interest was charged on the management fee allocated and the due to Parent Company at a rate of 13% compounded monthly.

The Company and the Predecessor design, manufacture, market, distribute and support, on a world-wide basis, internal combustion and electric lift trucks and related components and replacement parts. Segment information is shown in Note 13.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The Company's financial statements include the accounts of the Company and its subsidiaries. Minority interests are not material. The Predecessor's financial statements include the U.S, German, Brazilian and Korean material handling operations of the Parent Company prior to their acquisition on November 27, 1996, on a combined basis. All material intercompany balances, transactions and profits have been eliminated.

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Restricted  cash. The Company has certain cash and cash equivalents that are not
fully  available  for  use  in  operations.   Certain  international  operations
collateralize letters of credit and performance bonds with cash deposits.

Inventories. Inventories are stated at the lower of cost or market value. The Company determines cost on the first-in, first-out ("FIFO") method for all inventories. The Predecessor determined cost using the last-in, first-out ("LIFO") method for U.S. inventories and by the FIFO method for inventories of international operations.

Goodwill. Goodwill represents the difference between the purchase price and the fair value of assets and liabilities (tangible and intangible) acquired at the date of acquisition. Goodwill related to the Company is being amortized on the straight-line method over forty years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of discounted estimated future operating cash flows anticipated to be generated during the remaining amortization period of the goodwill to the net carrying value of goodwill.

Debt issuance costs. Debt issuance costs of the Company have been capitalized and are being amortized on the straight-line method over the term of the related debt. Debt issuance costs are included in other assets and totaled $6,241 and $6,006 at December 31, 1997 and 1998, respectively. Amortization of these costs totaled $625 and $863 for the years ended December 31, 1997 and 1998, respectively.

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

Foreign currency translation. Assets and liabilities of international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. Foreign operations utilize the local currency as the functional currency; translation adjustments are accumulated in the cumulative translation adjustment account in equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) and totaled ($1,055), ($149), $1,536 and ($1,426) for the eleven months ended November 26, 1996, the one month ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

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

Segment information. In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

Reclassifications. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 3 - ACQUISITION

On  November  27,  1996   Holdings   acquired  the  Company  and  the  Company's
subsidiaries in a purchase business combination. The aggregate purchase price for the acquisition was $139,500, which was subject to certain immaterial post-closing adjustments, and was financed through a $25,000 equity investment by Holdings in the common stock of the Company and the issuance of $130,000 in Senior Notes due 2006 by the Company. The purchase price was allocated to the estimated fair values of the Company's tangible and intangible net assets with the remainder allocated to goodwill. The excess of purchase price over the net assets acquired of $116,942 is being amortized on a straight-line basis over forty years.

The operating results of the Company are included in the consolidated results of operations since November 27, 1996. Unaudited pro forma consolidated results of operations for the year ended December 31, 1996, assuming Holdings had completed the acquisition on January 1, 1996, are as follows:


          Net sales                            $451,392
                                               --------
          Income from operations               $ 16,976
                                               --------
          Net income                           $  1,881
                                               --------


NOTE 4 - BUSINESS COMBINATIONS

In July, 1998 the Company, through a newly created, wholly-owned subsidiary, acquired substantially all of the assets and certain liabilities of the forklift business of Samsung Heavy Industries ("Samsung Forklift Business") in a purchase business combination. The purchase price, which is subject to subsequent adjustments relating to determination of the value of certain of the assets acquired, totaled $30,400 plus transaction related expenses and was allocated to the fair value of the net tangible and intangible assets acquired. These fair values exceeded the Company's purchase price and long-lived assets were reduced accordingly. The purchase transaction also required the Company to set aside in a separate bank account $7,800, pending the realization of accounts receivable of the acquired entity. By agreement with the seller, this cash has been offset against amounts owed to the seller, and is expected to be resolved at the conclusion of the accounts receivable collection period in February, 2000.

Additionally, during 1998 the Company acquired two dealerships in North America in purchase business combinations for an aggregate purchase price of $963. The purchase price was allocated to the fair value of the net tangible and intangible assets. Goodwill arising in these transactions was not material.

The results of operations of the entities acquired in 1998 are included in the consolidated results of operations from their respective acquisition dates. These acquisitions were not significant and pro forma data is not presented.

On November 7, 1997 the Company closed its acquisitions of substantially all of the assets and certain liabilities of Blue Giant USA Corporation ("BGU") and Blue Giant Canada Limited ("BGC") (collectively, "Blue Giant") in two separate purchase business combinations effective November 1, 1997. Although separate legal entities, BGU and BGC were under the common control of substantially the same stockholder group. The purchase price for the acquisitions comprised $9,365 in cash (of which $200 was paid to a shareholder of Blue Giant under a noncompete agreement), an obligation payable over three years totaling $1,105 under a noncompete agreement with a shareholder of Blue Giant and transaction related expenses. The purchase price was allocated to the estimated fair value of the tangible and intangible net assets acquired, with the residual being allocated to goodwill. The goodwill of $1,026 is being amortized on a straight-line basis over forty years.

The operating results of Blue Giant are included in the consolidated results of operations since November 1, 1997. The following unaudited pro forma summary presents the consolidated results of operations as though the acquisition of the Company described in Note 3 had been completed and the Company had completed the acquisition of Blue Giant on January 1 of each period presented.

                                               Year Ended December 31,
                                               -----------------------
                                                1996             1997
                                                ----             ----

          Net sales                         $ 477,254        $ 509,187
                                            ---------        ---------
          Income from operations            $  17,293        $  21,583
                                            ---------        ---------
          Net income (loss)                 $   1,415        $   8,320
                                            ---------        ---------


On February 28, 1997, the Company purchased substantially all of the assets of Hydroelectric Lift Trucks, Inc., (HLT) a supplier of upright material handling equipment, for $4,948. Assets acquired included inventory, equipment and tooling. The purchase was financed through a short-term note which matured in the second quarter of 1997. The Company is leasing the former company's facility and is continuing production of the equipment, primarily for its own use. The acquisition was not significant and pro forma data is not presented.

NOTE 5 - INVENTORIES

Inventories consist of the following:

                                                   December 31,    December 31,
                                                       1997              1998

Finished equipment                                  $  12,000         $  22,104
Replacement parts                                      28,302            29,967
Work-in-progress                                        5,356             9,482
Raw material and supplies                              25,126            40,846
                                                    ---------         ---------

       Net inventories                              $  70,784         $ 102,399
                                                    ---------         ---------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                 December 31,       December 31,
                                                     1997               1998

Property                                           $   7,005          $  13,171
Plant                                                 14,574             22,571
Equipment                                             33,854             50,728
                                                   ---------          ---------

                                                      55,433             86,470
Less:  accumulated depreciation                       (7,597)           (16,593)
                                                   ---------          ---------

Net property, plant and equipment                  $  47,836          $  69,877
                                                   ---------          ---------

NOTE 7 - BORROWINGS, LINES OF CREDIT, PREFERRED STOCK AND OTHER INDEBTEDNESS

Long-term debt is summarized as follows:

                                                  December 31,      December 31,
                                                      1997               1998

10.75% Senior Notes due 2006                        $ 130,000         $ 150,000
Capital lease obligations (Note 8)                      6,596             7,793
                                                   ----------         ---------

Total long-term debt                                  136,596           157,793
Less:  current portion                                 (2,732)           (3,313)
                                                   ----------         ---------

Long-term debt, less current portion               $  133,864         $ 154,480
                                                   ----------         ---------

Senior Notes Due 2006

The Senior Notes due 2006 ("Senior Notes") were originally issued in the amount of $130,000 in connection with the acquisition of the Company; an additional $20,000 of Senior Notes were issued in July, 1998 in connection with the acquisition of the Samsung Forklift Business described in Note 4. The 1998 issue carries terms and conditions equivalent to the original issue. The Senior Notes are due on November 15, 2006. The Senior Notes are not redeemable at the Company's option prior to November 15, 2001. Thereafter, the Senior Notes will be subject to redemption at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable date of redemption, if redeemed during the 12 month period beginning on November 15 of the years indicated below:

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

Revolving Line of Credit

The Company has three revolving credit facilities (the "Facilities") totaling $41.6 million, comprising $30 million in the United States, $10 million in Germany and $1.6 million in Canada. Borrowings under the Facilities are available for working capital and general corporate purposes, including letters of credit. The Facilities are secured by first priority liens on all accounts receivable and inventory of the Company's domestic operations (excluding HLT and BGU) and the German and Canadian operations, respectively.

These Facilities expire in October - November 1999 and are expected to be renewed or replaced in the ordinary course of business. Interest rates per annum applicable to the Facilities generally are the Eurodollar rate, the prime rate, or the LIBOR rate, as elected by the Company and as announced periodically, plus 50 to 250 basis points, depending on the interest rate selected. The Facilities permit the Company to prepay loans and to permanently reduce revolving credit commitments or letters of credit, in whole or in part, at any time in certain minimum amounts. The Company is required to pay certain fees in connection with the Facilities, including a commitment fee of 0.25% on the undrawn portion of the revolving credit commitments.

The Facilities contain customary representations and warranties, and events of default and certain other covenants. Borrowings on the Facilities are classified in the consolidated balance sheet as notes payable and were $799 and $24,642 at December 31, 1997 and 1998, respectively. The average interest rate on borrowings during 1998 was 8.25%.

Redeemable Preferred Stock

In July, 1998 the Company issued $20,000 face value Senior Exchangeable Preferred Stock ("Preferred Stock") in connection with the acquisition of the Samsung Forklift Business described in Note 4. The Preferred Stock carries an annual dividend rate of 13.00%, which may be paid with additional shares of Preferred Stock through July 2003, and in cash thereafter. The Preferred Stock, and any unpaid dividends thereon, are redeemable on July 15, 2007.

Additionally, the Preferred Stock may be redeemed at any time on or after July 15, 2003, in whole or in part, at the option of the Company, at the redemption prices (expressed as a percentage of the liquidation preference thereof) set forth below, plus an amount in cash equal to all accumulated and unpaid dividends, if redeemed during the 12-month period beginning July 15 of each of the years set forth below:

          Year                                        Percentage
          ----                                        ----------
          2003                                           106.500%
          2004                                           104.333%
          2005                                           102.167%
          2006 and thereafter                            100.000%


The Preferred Stock also contains provisions for early redemption upon the occurrence of certain significant corporate events, including an offering of equity securities or a change in control of the Company.

Fair Value Disclosures

The fair value of the Company's Senior Notes and Preferred Stock at December 31, 1998 approximates their carrying values given the recent sale of these securities to investors. The Company believes that the carrying value of its other borrowings approximates fair value by virtue of the variable interest rates associated with these borrowings.

Liquidity

In 1998, the Company converted its U.S. operations (except BGU) to a new information system. The conversion did not proceed well, and in the fourth quarter of 1998, the Company lost visibility to many of the key elements of information needed to administer the business. As a result, production slowed, sales declined and inventories and receivables grew substantially. In order to finance the growth in working capital, the Company borrowed heavily on its U.S. credit facilities and began to approach its maximum borrowing capacity subsequent to December 31, 1998.

During the first quarter of 1999, the Company substantially corrected its information system problems and began to correct working capital levels. To further enhance liquidity, the Company received a short-term expansion of its U.S. credit facility in the amount of $5 million. Should the need arise, management could increase liquidity by further utilizing its foreign credit facilities, utilizing appreciated real estate to obtain additional financing and, subject to an early withdrawal penalty of 10%, gain access to the cash described in Note 4.


NOTE 8 - LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment and vehicles with varying terms under operating leases. In most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property.

Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was as follows:

     Eleven months ended November 26, 1996                   $ 1,886
                                                             -------
     One month ended December 31, 1996                       $   191
                                                             -------
     Year ended December 31, 1997                            $ 2,807
                                                             -------
     Year ended December 31, 1998                            $ 3,162
                                                             -------

The Company also routinely enters into sale-leaseback arrangements for certain equipment, which is similarly sold to third-party customers under sales-type lease agreements. The Company maintains a net investment in these leases, represented by the present value of payments receivable under the leases. The Company's net investment in sales-type leases was $7,901 and $9,265 at December 31, 1997 and 1998, respectively, and is included in other current and non-current assets on the consolidated balance sheet.

In connection with the original sale-leaseback arrangements underlying the customer lease program, the Company has an outstanding rental installment obligation which is recorded based on the present value of minimum payments due under the leases of $7,793, of which $3,313 is current at December 31, 1998.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1998 are as follows:

                                                      Capital        Operating
                                                      Leases         Leases
                                                     ----------      ----------
1999                                                  $   3,637      $    2,635
2000                                                      2,546           1,155
2001                                                      1,637             590
2002                                                        818              46
2003                                                        455               -
Thereafter                                                    -               -
                                                      ---------       ---------
Total minimum obligations                                 9,093       $   4,426
                                                      ---------
Less: amount representing interest                       (1,300)
                                                      ---------
Present value of net minimum obligations                  7,793
Less: current portion                                    (3,313)
                                                      ---------
Long-term obligations                                 $   4,480
                                                      =========

NOTE 9 - INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                  Eleven            One
                                  Months            Month            Year             Year
                                  Ended             Ended            Ended            Ended
                               November 26,     December 31,       December 31,   December 31,
                                   1996             1996             1997             1998

United States                   $   2,541          $    165        $  4,080        $  (4,106)
Foreign                            (4,636)              370           4,275           (1,335)
                                ---------          --------        --------        ---------

Income (loss) before income
taxes and extraordinary items   $  (2,095)         $    535        $  8,355        $  (5,441)
                                ---------          --------        --------        ---------

As a result of the Predecessor's operating losses for book and tax purposes, there was no provision for income taxes for the eleven months ended November 26, 1996.

The following table summarizes the provision for income taxes for periods subsequent to November 26, 1996:

                                   One
                                  Month             Year           Year
                                  Ended            Ended          Ended
                                December 31,     December 31,    December 31,
                                   1996             1997            1998
                                   ----             ----            ----
Current
     U.S. Federal                 $  -             $  -            $  -
     Foreign                         -               55             415
     State and local                 -              429             361

Deferred
     U.S. Federal                    -                -               -
     Foreign                         -                -               -
     State and local                 -                -               -
                                ------           ------          ------

                                   $ -            $ 484           $ 776
                                ------           ------          ------

The Company did not provide for U. S. federal or foreign income taxes during any of the periods shown above as the result of incurring a taxable loss or utilizing net operating loss carryforwards ("NOL") to offset taxable income, except for Canadian income taxes where no NOL exists. State and local income taxes are provided in jurisdictions that do not recognize NOLs.

The provision for income taxes is different from the amount which would be provided by applying the statutory federal income tax rate to income (loss) before income taxes. The reasons for the difference are summarized below:

                                              Eleven             One
                                              Months            Month            Year             Year
                                              Ended             Ended            Ended            Ended
                                            November 26,     December 31,       December 31,   December 31,
                                               1996             1996             1997             1998
                                               ----             ----             ----             ----

Expected income tax at U.S. Federal rates      $    (712)        $     182       $   2,841        $  (1,850)
NOL with no current benefit                        1,575                 -               -            1,850
Foreign NOL carryforward benefit                       -              (166)         (1,987)               -
Benefit of domestic NOL                             (863)              (56)         (1,387)               -
Foreign tax differential on income/
 losses of foreign subsidiaries                        -                40             533              415
State and local taxes                                  -                 -             484              361
                                               ---------         ---------       ---------        ---------

       Total provision for income taxes        $       -         $       -       $     484        $     776
                                               ---------         ---------       ---------        ---------

The tax effects of the basis differences and NOL carryforwards as of December 31, 1997 and December 31, 1998 are summarized below:

                                                        1997           1998
                                                        ----           ----
Property, plant and equipment                          $ (1,846)       $ (1,564)
Goodwill                                                   (942)           (582)
                                                       --------        --------
       Total deferred tax liabilities                    (2,788)         (2,146)
                                                       --------        --------

Warranties and product liability                         21,478          18,829
Net inventories                                             975           1,192
Receivables                                                 414             211
Other                                                     1,620           1,154
Benefit of net operating loss carryforwards              19,293          20,255
                                                       --------        --------
       Total deferred tax assets                         43,780          41,641
                                                       --------        --------
Deferred tax valuation allowance                        (40,992)        (39,495)
                                                       --------        --------
       Net deferred taxes                              $      -        $      -
                                                       --------        --------

Basis differences between the amounts assigned to net assets for financial reporting purposes and the amounts assigned for tax purposes resulted in a net deferred tax asset of $39,495. In light of the Company's and Predecessor's operating history, management provided a valuation allowance in the same amount.

At December 31, 1998, the Company had U.S. federal NOL carryforwards of $10,698 which begin to expire in 2011.

In addition, the Company's foreign subsidiaries have approximately $45,318 of loss carryforwards, $19,538 in corporate losses for Germany, $22,056 in municipal losses for Germany and $3,724 in other countries, which are available to offset future foreign taxable income. The loss carryforwards in Germany are available without expiration. The loss carryforwards in other countries expire in the years 1999 through 2002.

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


The components of pension expense relating to defined benefit plans for each of the reporting periods covered by these financial statements are as follows:

                                               Eleven            One
                                               Months           Month           Year           Year
                                               Ended            Ended           Ended          Ended
                                            November 26,     December 31,    December 31,   December 31,
                                               1996             1996            1997           1998
                                               ----             ----            ----           ----
Current service cost                         $   38           $    2         $    37         $    36
Interest cost                                   840               52             837             827
Net amortization and deferrals                  107                7               -               -
                                             ------           ------         -------         -------

             Net pension cost                $  985           $   61         $   874         $   863
                                             ------           ------         -------         -------


The accumulated benefit obligations do not differ materially from the projected benefit obligations, and totaled $11,073 and $12,367 at December 31, 1997 and 1998, respectively.


The  following  table  sets  forth  the  plan's  obligations   recorded  on  the
consolidated balance sheet at December 31, 1998:

     Benefit obligations, January 1, 1998                          $11,073
     Service cost                                                       36
     Interest cost                                                     827
     Actuarial loss                                                  1,015
     Benefits paid                                                    (584)
                                                                   -------

     Benefit obligations, December 31, 1998                        $12,367
                                                                   -------


A discount rate of 7.5% was used in 1997 and 1998 to determine the projected benefit obligations.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. Generally, the Company matches contributions up to a maximum of 3% of compensation. In connection with the required match, the Company's contribution to the plan was $237, $30, $512 and $565 for the eleven month period ended November 26, 1996, the one month period ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

Other Postemployment Benefits

The Company does not have any benefit programs which provide retiree health or life insurance benefits.


NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

In the normal course of business, lawsuits have been filed alleging damages for accidents relating to use of the Company's products. As part of the acquisition of the Predecessor, the Company assumed both the outstanding and future product liability exposures related to such operations. As of December 31, 1998, there were lawsuits outstanding alleging damages for injuries or deaths arising from accidents involving forklift products. Most of the foregoing suits are in various stages of pretrial completion, and certain plaintiffs are seeking punitive as well as compensatory damages. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability, based in part upon actuarial determinations, in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks.

The Company is involved in various other legal proceedings which have arisen in the normal course of business. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company is contingently liable as a guarantor for certain of its dealers' financing arrangements with a financial institution. In certain circumstances of dealer default, the Company is obligated to: a) repurchase new equipment financed under dealer floor plan obligations and b) purchase dealers' long-term rental equipment contracts with customers for which financing has been provided by the financial institution to the dealer. The guarantees under these financing arrangements aggregated approximately $30,000 and $96,000, respectively, at December 31, 1998. When a dealer default does occur, a newly selected dealer generally assumes the assets of the prior dealer and any related financial obligations. Historically, the Company and the Predecessor have incurred only minimal losses relating to these arrangements.

The Company is contingently liable for a portion of the residual value of machines sold by the Company to an independent company which subsequently leases those machines to third parties for terms generally ranging from three to five years. Historically, the Company and the Predecessor have made a profit on the subsequent resale of repurchased machines. At December 31, 1998, the maximum contingent liability was approximately $4,900. At December 31, 1997 and December 31, 1998, there were $1,887 and $1,900, respectively, of repurchased machines included in inventory.

The Company is contingently liable on guarantees given by the Predecessor to financial institutions relating to loans and other dealer and customer obligations arising in the ordinary course of its business. Such guarantees approximated $1,900 at December 31, 1998. Estimated losses, if any, on such guarantees are accrued as a component of the allowance for doubtful accounts. Historically, the Company and the Predecessor have not incurred material losses on these guarantees.

The Company's outstanding letters of credit totaled $1,600 at December 31, 1998. The letters of credit generally serve as collateral for certain liabilities included in the balance sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions conducted with the Parent Company:

                                               Eleven              One
                                               Months             Month            Year            Year
                                               Ended              Ended           Ended           Ended
                                            November 26,      December 31,     December 31,    December 31,
                                                1996              1996             1997            1998
                                                ----              ----             ----            ----
Distribution and parts warehousing expenses  $  6,100            $  490         $  5,580        $  5,593
Management fee allocation                       5,672                 -                -               -
Interest expense                               14,656                 -                -               -
Interest income                                   150                 -                -               -


NOTE 13 - SEGMENT INFORMATION

The Company manages its operations, assesses performance of business entities and allocates resources on a geographic basis. Thus, the Company's segments represent its operations in The Americas, Europe and Asia. Each of the segments is involved in the design, manufacture, marketing, distribution and support of internal combustion and electric lift trucks and related components and replacements.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." To reconcile segment information to the Company's consolidated statement of operations and consolidated balance sheet, amounts have been eliminated to arrive at the Company's consolidated totals.

The table below presents information about reported segments for the years ended December 31, 1998 and 1997, for the one month ended December 31, 1996 and the eleven months ended November 26, 1996:

For the year ended December 31, 1998:

                                              The
                                            Americas        Europe          Asia       Eliminations      Total
                                          -------------  -------------  -------------  ------------- --------------

Net sales                                    $ 393,247      $ 143,153       $ 26,799      $ (24,318)     $ 538,881
Interest expense                             $  16,064      $    (149)      $    952      $       -      $  16,867
Depreciation and amortization                $   9,789      $   4,958       $    394      $       -      $  15,141
Income (loss) before income taxes            $  (4,117)     $   1,842       $ (2,781)     $    (385)     $  (5,441)
Capital expenditures                         $  11,840      $   2,108       $  7,681      $       -      $  21,629
Total assets                                 $ 388,772      $  98,087       $ 56,845      $(145,646)     $ 398,058

For the year ended December 31, 1997:
                                              The
                                            Americas        Europe          Asia       Eliminations      Total
                                          -------------  -------------  -------------  ------------- --------------
Net sales                                    $ 367,859      $ 134,436       $  1,028      $ (13,431)     $ 489,892
Interest expense                             $  15,156      $    (125)      $     55      $       -      $  15,086
Depreciation and amortization                $   7,733      $   4,517       $      -      $       -      $  12,250
Income (loss) before income taxes            $   3,329      $   3,983       $  1,036      $       7      $   8,355
Capital expenditures                         $   5,014      $   1,319       $      7      $       -      $   6,340
Total assets                                 $ 296,588      $  79,249       $  4,348      $ (66,931)     $ 313,254

For the one month ended December 31, 1996:
                                              The
                                            Americas        Europe          Asia       Eliminations      Total
                                          -------------  -------------  -------------  ------------- --------------
Net sales                                    $  31,710      $  15,789       $      -      $    (736)     $  46,763
Interest expense                             $   1,400      $      (7)      $      -      $       -      $   1,393
Depreciation and amortization                $     682      $     418       $      -      $       -      $   1,100
Income (loss) before income taxes            $     125      $     372       $     37      $       1      $     535
Capital expenditures                         $     117      $     200       $      -      $       -      $     317
Total assets                                 $ 266,537      $  89,859       $  7,497      $ (62,586)     $ 301,307

For the eleven months ended November 26, 1996:
                                              The
                                            Americas        Europe          Asia       Eliminations      Total
                                          -------------  -------------  -------------  ------------- --------------
Net sales                                    $ 287,077      $ 126,045       $      -      $  (8,493)     $ 404,629
Interest expense                             $     312      $      58       $      -      $       -      $     370
Depreciation and amortization                $   7,218      $   3,193       $      -      $       -      $  10,411
Income (loss) before income taxes            $   2,100      $  (3,558)      $   (702)     $      65      $  (2,095)
Capital expenditures                         $   2,429      $     779       $      -      $       -      $   3,208
Total assets                                 $  98,175      $  96,595       $ 10,417      $ (12,480)     $ 192,707


No customer accounted for more than 10% of revenue for any period presented. The following table provides additional information with respect to domestic and foreign operations:

                              Eleven Months                One Month
                                  Ended                      Ended
                            November 26, 1996          December 31, 1996
                       ------------------------    ------------------------
                          U.S.         Foreign         U.S.        Foreign
                       ---------      ---------    ---------      ---------
Net sales              $ 280,450      $ 124,179    $  30,769      $  15,994
Long lived assets      $  24,346      $  47,874    $ 135,776      $  43,035

                            Year Ended                Year Ended
                            December 31, 1997       December 31, 1998
                         U.S.          Foreign         U.S.         Foreign

Net sales              $ 359,211      $ 130,681    $ 361,514      $ 177,367
Long lived assets      $ 146,335      $  35,182    $ 152,161      $  55,128

NOTE 14 - FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

The Company conducts a portion of its business through subsidiaries. The Senior Notes referred to in Note 7 are unconditionally guaranteed, jointly and severally, by certain subsidiaries (the "Subsidiary Guarantors") which presently constitute HLT and BGU. Certain of the Company's subsidiaries do not guarantee the Senior Notes (the "Non-Guarantor Subsidiaries"), presently the Company's foreign subsidiaries.

Presented below is condensed financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 1997 and 1998.

The equity method has been used by the Company with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                                               Consolidating Balance Sheet
                                                    December 31, 1998

                                                     CLARK Material
                                                    Handling Company              Non-
                                             (Parent Company   Subsidiary      Guarantor
                                                    Only)      Guarantors    Subsidiaries    Eliminations   Consolidated
                                               -------------  -------------   -------------  -------------  -------------
Current assets
   Cash and cash equivalents                       $       -      $       2      $   9,659      $       -      $   9,661
   Restricted cash                                         -              -            197              -            197
   Trade receivables                                  27,308          1,479         43,438         (3,322)        68,903
   Affiliate accounts receivable                      34,974         11,916         13,019        (59,909)             -
   Net inventories                                    62,949          5,881         33,985           (416)       102,399
   Other current assets                                1,351            818          7,440              -          9,609
                                                   ---------      ---------      ---------      ---------      ---------

       Total current assets                          126,582         20,096        107,738        (63,647)       190,769
Long term assets
   Property, plant and equipment-net                  23,204          2,192         44,481              -         69,877
   Goodwill                                          110,786          2,295           (300)             -        112,781
   Investment in affiliates                           93,968              -              -        (93,968)             -
   Other assets                                       13,131             63         24,004        (12,567)        24,631
                                                   ---------      ---------      ----------     ---------      ---------

       Total assets                                $ 367,671      $  24,646      $ 175,923      $(170,182)     $ 398,058
                                                   ---------      ---------      ---------      ---------      ---------

Current liabilities
   Notes payable                                   $  16,612      $       -      $  12,864      $    (554)     $  28,922
   Current portion of capital lease obligations            -              -          3,313              -          3,313
   Trade accounts payable                             44,792          1,369         26,592          2,625         75,378
   Affiliate accounts payable                         48,065          9,981          8,025        (66,071)             -
   Accrued compensation and benefits                   2,619            439          2,493              -          5,551
   Accrued warranties and product liability           15,124            218          2,042              -         17,384
   Other current liabilities                           3,969          1,150         12,569           (162)        17,526
                                                   ---------      ---------      ---------      ---------      ---------

       Total current liabilities                     131,181         13,157         67,898        (64,162)       148,074

Non-current liabilities
   Senior notes payable                              150,000              -              -              -        150,000
   Capital lease obligations, less current portion         -              -          4,480              -          4,480
   Accrued warranties and product liability           35,537              -              -              -         35,537
   Other non-current liabilities                       9,998            170         19,059        (11,758)        17,469
                                                   ---------      ---------      ---------      ---------      ---------

       Total liabilities                             326,716         13,327         91,437        (75,920)       355,560
                                                   ---------      ---------      ---------      ---------      ---------

Commitments and contingencies                              -              -              -              -              -

Redeemable preferred stock                            21,202              -              -              -         21,202
                                                   ---------      ---------      ---------      ---------      ---------

Stockholder's equity
   Common stock                                            1              -              -              -              1
   Paid-in-capital                                    23,948              -              -              -         23,948
   Retained earnings                                  (4,196)         2,135          3,342           (294)           987
   Subsidiary investment                                   -          9,184         84,784        (93,968)             -
   Cumulative translation adjustment                       -              -         (3,640)             -         (3,640)
                                                   ---------      ---------      ---------      ---------      ---------

       Total stockholder's equity                     19,753         11,319         84,486        (94,262)        21,296
                                                   ---------      ---------      ---------      ---------      ---------

  Total liabilities and stockholder's equity       $ 367,671      $  24,646      $ 175,923      $(170,182)     $ 398,058
                                                   ---------      ---------      ---------      ---------      ---------


                                       Consolidating Statement of Operations
                                            Year Ended December 31, 1998

                                                CLARK Material
                                               Handling Company             Non-
                                        (Parent Company   Subsidiary      Guarantor
                                               Only)     Guarantors     Subsidiaries   Eliminations    Consolidated
                                         -------------  -------------   -------------  -------------  -------------
Net sales                                  $   357,470     $    42,377    $   195,414    $   (56,380)   $   538,881
Cost of goods sold                             317,613          38,702        175,608        (56,066)       475,857
                                           -----------     -----------    -----------    -----------    -----------

       Gross profit                             39,857           3,675         19,806           (314)        63,024

Engineering, selling and administrative
  expenses                                      30,602           2,641         16,077              -         49,320
                                           -----------     -----------    -----------    -----------    -----------

       Income from operations                    9,255           1,034          3,729           (314)        13,704
Other income (expense):
   Interest income                                 704               -            427              -          1,131
   Interest expense                            (14,429)           (673)        (1,765)             -        (16,867)
   Other income (expense) - net                   (184)             83         (3,308)             -         (3,409)
                                           -----------     -----------    -----------    -----------    -----------

       Income (loss) before income taxes        (4,654)            444           (917)          (314)        (5,441)

Equity in results of subsidiaries               (1,244)              -              -          1,244              -
Provision for income taxes                         319              42            415              -            776
                                           -----------     -----------    -----------    -----------    -----------

Net income (loss)                          $    (6,217)    $       402    $    (1,332)   $       930    $    (6,217)
                                           -----------     -----------    -----------    -----------    -----------


                                     Consolidating Statement of Cash Flows
                                          Year Ended December 31, 1998

                                                      CLARK Material
                                                     Handling Company                 Non-
                                                Parent Company    Subsidiary       Guarantor
                                                      Only)       Guarantors      Subsidiaries     Consolidated
                                                ---------------  ---------------  -------------   --------------
Net cash provided by (used in) operating
  activities                                       $  (12,371)        $      890     $    1,056       $  (10,425)
                                                   ----------         ----------     ----------       ----------


Investing activities:
     Business combinations                            (32,093)                 -              -          (32,093)
     Capital expenditures                              (9,816)            (1,447)       (10,366)         (21,629)
     Proceeds from sale of assets                           -                558              -              558
                                                   ----------         ----------     ----------       ----------

Net cash used in investing activities                 (41,909)              (889)       (10,366)         (53,164)
                                                   ----------         ----------     ----------       ----------


Financing activities:
     Issuance of current notes payable                 15,889                  -          12,039           27,928
     Repayment of current notes payable                     -                  -          (1,868)          (1,868)
     Issuance of senior notes payable,
       net of issuance costs                           19,372                  -               -           19,372
     Issuance of preferred stock, net
       of issuance costs                               18,949                  -               -           18,949
     Other, net                                             -                  -           1,618            1,618
                                                   ----------         ----------      ----------       ----------

Net cash provided by financing activities              54,210                  -          11,789           65,999
                                                   ----------         ----------      ----------       ----------

Effect of exchange rate changes on cash and
 cash equivalents                                           -                  -             917              917
                                                   ----------         ----------      ----------       ----------

Net increase (decrease) in cash and
  cash equivalents                                        (70)                 1           3,396            3,327
Cash and cash equivalents at beginning
  of period                                                70                  1           6,263            6,334
                                                   ----------         ----------      ----------       ----------

Cash and cash equivalents at end of period         $        -         $        2      $    9,659       $    9,661
                                                   ==========         ==========      ==========       ==========

                                               Consolidating Balance Sheet
                                                    December 31, 1997

                                                       CLARK Material
                                                      Handling Company              Non-
                                                (Parent Company  Subsidiary      Guarantor
                                                     Only)       Guarantors     Subsidiaries   Eliminations   Consolidated
                                                  ----------     ----------      ----------     ----------     ----------
Current assets
   Cash and cash equivalents                      $       70     $        1      $    6,263     $        -     $    6,334
   Cash securing letters of credit                         -              -             320              -            320
   Trade receivables                                  24,224          3,081          19,713              -         47,018
   Affiliate accounts receivable                       4,900         11,982             189        (17,071)             -
   Net inventories                                    47,331          5,106          18,347              -         70,784
   Other current assets                                1,614            552           5,115              -          7,281
                                                  ----------     ----------      ----------     ----------     ----------

       Total current assets                           78,139         20,722          49,947        (17,071)       131,737
Long term assets
   Property, plant and equipment-net                  18,275          1,639          27,922              -         47,836
   Goodwill                                          113,861          1,026               -              -        114,887
   Investment in affiliates                           60,844              -               -        (60,844)             -
   Other assets                                        9,638          1,178           7,978              -         18,794
                                                  ----------     ----------      ----------     ----------     ----------

       Total assets                               $  280,757     $   24,565      $   85,847     $  (77,915)    $  313,254
                                                  ----------     ----------      ----------     ----------     ----------

Current liabilities
   Notes payable                                  $    1,261     $        -      $    1,923     $        -     $    3,184
   Current portion of capital lease obligations            -              -           2,732              -          2,732
   Trade accounts payable                             44,437          3,664          13,901              -         62,002
   Affiliate accounts payable                         12,043          1,680           2,707        (16,430)             -
   Accrued compensation and benefits                   3,051            503           2,176              -          5,730
   Accrued warranties and product liability           19,345            196           1,233              -         20,774
   Other current liabilities                           4,424            303           6,001              -         10,728
                                                  ----------     ----------      ----------     ----------     ----------

       Total current liabilities                      84,561          6,346          30,673        (16,430)       105,150

Non-current liabilities
   Senior notes payable                              130,000              -               -              -        130,000
   Capital lease obligations, less current portion         -              -           3,864              -          3,864
   Accrued warranties and product liability           38,497              -               -              -         38,497
   Other non-current liabilities                         730          7,168           4,745           (641)        12,002
                                                  ----------     ----------      ----------     ----------     ----------

       Total liabilities                             253,788         13,514          39,282        (17,071)       289,513
                                                  ----------     ----------      ----------     ----------     ----------

Commitments and contingencies                              -              -               -              -              -

Stockholder's equity
   Common stock                                            1              -               -              -              1
   Paid-in-capital                                    24,999              -               -              -         24,999
   Retained earnings                                   1,969          1,741           4,696              -          8,406
   Subsidiary investment                                   -          9,310          51,534        (60,844)             -
   Cumulative translation adjustment                       -              -          (9,665)             -         (9,665)
                                                  ----------     ----------      ----------     ----------     ----------

       Total stockholder's equity                     26,969         11,051          46,565        (60,844)        23,741
                                                  ----------     ----------      ----------     ----------     ----------

    Total liabilities and stockholder's equity   $   280,757     $   24,565      $   85,847     $  (77,915)    $  313,254
                                                  ----------     ----------      ----------     ----------     ----------

                                       Consolidating Statement of Operations
                                            Year Ended December 31, 1997

                                              CLARK Material
                                             Handling Company             Non-
                                        (Parent Company  Subsidiary      Guarantor
                                             Only)       Guarantors     Subsidiaries   Eliminations   Consolidated
                                          ----------     ----------      ----------     ----------     ----------
Net sales                                 $  358,701     $   27,849      $  140,499     $  (37,157)   $   489,892
Cost of goods sold                           316,068         24,579         127,535        (37,055)       431,127
                                          ----------     ----------      ----------     ----------     ----------

       Gross profit                           42,633          3,270          12,964           (102)        58,765

Engineering, selling and administrative
  expenses                                    27,516          1,399           8,816              -         37,731
                                          ----------     ----------      ----------     ----------     ----------

       Income from operations                 15,117          1,871           4,148           (102)        21,034
Other income (expense):
   Interest income                               699              8             102              -            809
   Interest expense                          (14,480)           (48)           (558)             -        (15,086)
   Other income - net                            907              6             685              -          1,598
                                          ----------     ----------      ----------     ----------     ----------

       Income before income taxes              2,243          1,837           4,377           (102)         8,355

Equity in results of subsidiaries              5,952              -               -         (5,952)             -
Provision for income taxes                       324            105              55              -            484
                                          ----------     ----------      ----------     ----------     ----------

Net income                                $    7,871     $    1,732      $    4,322      $  (6,054)    $    7,871
                                          ----------     ----------      ----------     ----------     ----------

                                     Consolidating Statement of Cash Flows
                                          Year Ended December 31, 1997

                                                        CLARK Material
                                                       Handling Company              Non-
                                                 (Parent Company   Subsidiary      Guarantor
                                                       Only)       Guarantors     Subsidiaries   Consolidated
                                                    ----------     ----------      ----------     ----------
Net cash provided by operating activities           $    3,347     $      326      $   7 ,436     $   11,109
                                                    ----------     ----------      ----------     ----------
Investing activities:
     Business combinations                             (14,646)             -               -        (14,646)
     Capital expenditures                               (4,532)          (325)         (1,483)        (6,340)
                                                    ----------     ----------      ----------     ----------
Net cash used in investing activities                  (19,178)          (325)         (1,483)       (20,986)
                                                    ----------     ----------      ----------     ----------


Financing activities:
     Issuance of current notes payable                     822              -             360          1,182
     Repayment of current notes payable                      -              -          (1,020)        (1,020)
     Other, net                                              -              -             147            147
                                                    ----------     ----------      ----------     ----------
Net cash provided by (used in)
  financing activities                                     822              -            (513)           309
                                                    ----------     ----------      ----------     ----------

Effect of exchange rate changes on cash and
 cash equivalents                                            -              -            (652)          (652)
                                                    ----------     ----------      ----------     ----------

Net increase (decrease) in cash and
  cash equivalents                                     (15,009)             1           4,788        (10,220)
Cash and cash equivalents at beginning
  of period                                             15,079              -           1,475         16,554
                                                    ----------     ----------      ----------     ----------
Cash and cash equivalents at end of period          $       70     $        1      $    6,263     $    6,334
                                                    ----------     ----------      ----------     ----------

NOTE 15 - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 Balance
                                                    at                                               Balance
                                                Beginning                                            at End
                                                of Period   Provision   Other (1)   Deductions (2)  of Period
                                                ---------   ---------   ---------   --------------  ---------
Allowance for Doubtful Accounts

The Predecessor
---------------
Eleven months ended November 26, 1996              $ 2,867      $   59     $   (48)     $    (740)     $ 2,138

The Company
-----------

One month ended December 31, 1996                  $ 2,063      $  164     $   (12)      $      -      $ 2,215

Year ended December 31, 1997                       $ 2,215      $   27     $  (123)     $    (213)     $ 1,906

Year ended December 31, 1998                       $ 1,906      $  277     $ 3,061      $    (380)     $ 4,864


(1) Reflects the effect of exchange rates, except for 1998 which also includes the impact of business combinations
(2)  Utilization of established reserves, net of recoveries