Form 10-Q
period 1999-03-31
CLARK MATERIAL HANDLING CO
filed 1999-05-17
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

As of March 31, 1999, there were 1,000 shares of the registrant's common stock, par value $1.00 per share, outstanding, all of which were owned by an affiliate of the registrant.

                         CLARK MATERIAL HANDLING COMPANY

                                      INDEX





                                                                        Page No.
PART I. FINANCIAL INFORMATION:

   Item 1.    Financial Statements

       Consolidated Balance Sheet -
              March 31, 1999 and December 31, 1998                             2

       Consolidated Statement of Operations -
              Three Months ended March 31, 1999 and 1998                       3

       Consolidated Statement of Cash Flows -
              Three Months ended March 31, 1999 and 1998                       4

      Notes to Consolidated Financial Statements                               5

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    6

   Item 3     Quantitative and Qualitative Disclosures about Market Risks      9

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings                                               10

   Item 2.    Changes in Securities                                           10

   Item 3.    Defaults Upon Senior Securities                                 10

   Item 4.    Submission of Matters to a Vote of Security Holders             10

   Item 5.    Other Information                                               10

   Item 6.    Exhibits and Reports on Form 8-K                                10

   SIGNATURES                                                                 11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         CLARK Material Handling Company
                           Consolidated Balance Sheet
                                 (in thousands)
                                   (unaudited)

                                                                  March 31,      December 31,
                                                                    1999             1998
                                                                ------------    ------------
Current assets
   Cash and cash equivalents                                    $      8,370    $      9,661
   Restricted cash                                                       185             197
   Net trade receivables                                              78,019          68,903
   Net inventories (Note 2)                                          107,154         102,399
   Other current assets                                                8,568           9,609
                                                                ------------    ------------
         Total current assets                                        202,296         190,769

Long-term assets
   Property, plant and equipment-net                                  66,290          69,877
   Goodwill, net of accumulated amortization of  $6,813
     at March 31, 1999 and $6,069 at December 31, 1998               111,259         112,781
   Other assets                                                       23,973          24,631
                                                                ------------    ------------
         Total assets                                           $    403,818    $    398,058
                                                                ============    ============

Current liabilities
   Notes payable                                                $     43,027    $     28,922
   Current portion of capital lease obligations                        3,045           3,313
   Trade accounts payable                                             77,179          75,378
   Accrued compensation and benefits                                   5,603           5,551
   Accrued warranties and product liability                           15,302          17,384
   Other current liabilities                                          21,015          17,526
                                                                ------------    ------------
         Total current liabilities                                   165,171         148,074

Non-current liabilities
   Senior notes payable                                              150,000         150,000
   Capital lease obligations, less current portion                     4,116           4,480
   Accrued warranties and product liability                           34,778          35,537
   Other non-current liabilities                                      16,466          17,469
                                                                ------------    ------------
           Total liabilities                                         370,531         355,560
                                                                ------------    ------------
Commitments and contingencies                                              -               -

Redeemable preferred stock                                            21,879          21,202
                                                                ------------    ------------

Stockholder's equity
   Common stock, par value $1 per share,
    1,000 shares authorized, issued and outstanding                        1               1
Paid-in-capital                                                       23,940          23,948
   Retained earnings (deficit)                                        (6,010)            987
   Accumulated other comprehensive income                             (6,523)         (3,640)
                                                                -------------   -------------

Total stockholder's equity                                            11,408          21,296
                                                                ------------    ------------

Total liabilities and stockholder's equity                      $    403,818    $    398,058
                                                                ============    ============

            See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                               Three Months     Three Months
                                                                  Ended            Ended
                                                               March 31, 1999  March 31, 1998
                                                                ------------    ------------

Net sales                                                       $    126,881    $    129,473
Cost of goods sold                                                   111,904         112,577
                                                                ------------    ------------

   Gross profit                                                       14,977          16,896

Engineering, selling and administrative expenses                      17,101          12,586
                                                                ------------    ------------

   Income (loss) from operations                                      (2,124)          4,310

Other income (expense):
   Interest income                                                       190              53
   Interest expense                                                   (4,501)         (3,719)
   Foreign exchange (loss) gain                                           (5)              -
   Other (expense) income-net                                            344            (131)
                                                                ------------    ------------

   Income (loss) before income taxes                                  (6,096)            513

Provision for income taxes                                               224             220
                                                                ------------    ------------

   Net income (loss)                                            $     (6,320)   $        293
                                                                ============    ============

            See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                Three Months     Three Months
                                                                  March 31,        March 31,
                                                                      1999            1998
                                                                ------------    ------------
Operating activities
   Net income(loss)                                             $     (6,320)   $        293

   Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation and amortization                                     4,979           3,363
     Gain on sale of fixed assets                                        539               -
     Changes in operating assets and liabilities, excluding
      business combinations:
       Restricted cash                                                    (4)             33
       Trade receivables                                             (11,254)         (2,230)
       Net inventories                                                (6,812)         (8,675)
       Trade accounts payable                                          2,986           4,131
       Accrued compensation and benefits                                 286             240
       Accrued warranties and product liability                       (2,735)             97
       Other assets and liabilities, net                               2,701           2,917
                                                                ------------    ------------

         Net cash (used in) provided by operating activities         (15,634)            169
                                                                ------------    ------------

Investing activities:
   Capital expenditures                                               (2,498)         (1,900)
   Retirements                                                           217               -
                                                                ------------    ------------

         Net cash used in investing activities                        (2,281)         (1,900)
                                                                ------------    ------------

Financing activities:
   Issuance (repayment of) notes payable, net                         14,105            (222)
   Issuance of other long term debt                                    3,006               -
                                                                ------------    ------------

         Net cash provided by (used in) financing activities          17,111            (222)
                                                                ------------    ------------

Effect of exchange rate changes on cash and cash equivalents            (487)            (72)
                                                                -------------   ------------

Net increase (decrease) in cash and cash equivalents                  (1,291)         (2,025)
Cash and cash equivalents at beginning of period                       9,661           6,334
                                                                ------------    ------------

Cash and cash equivalents at end of period                      $      8,370    $      4,309
                                                                ============    ============

                  See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                    Notes to Unaudited Financial Statements (in thousands)



1. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of CLARK Material Handling Company (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Inventories consist of the following:

                                                      March 31,     December 31,
                                                         1999            1998
                                                    ------------    ------------

        Finished equipment                          $     21,009    $     22,104
        Replacement parts                                 29,781          29,967
        Work-in-process                                    6,590           9,482
        Raw materials and supplies                        49,774          40,846
                                                    ------------    ------------

           Net inventories                          $    107,154    $    102,399
                                                    ============    ============

3. There have been no material changes in the status of the Company's legal proceedings or its other contingent obligations since December 31, 1998.

4. The Company had a total comprehensive loss of $9,203 and $91 for the three months ended March 31, 1999 and 1998, respectively. The difference between the Company's net income and total comprehensive income (loss) relates to the cumulative translation adjustment of its foreign subsidiaries.

5. The table below presents information about reported segments for the quarters ended March 31, 1999 and 1998. Reported segments include both internal and external sales.

                                     The
                                   Americas         Europe            Asia        Eliminations       Total
                                 ------------    ------------     ------------    ------------    ------------
        March 31, 1999
           Net Sales             $     84,506    $     30,403     $     20,026    $     (8,054)   $    126,881

           Income (loss) before
              income taxes       $     (5,866)   $         26     $        712    $       (968)   $     (6,096)

        March 31, 1998

           Net Sales             $    100,841    $     31,556     $        326    $      3,250)   $    129,473

           Income (loss) before
              income taxes       $        652    $         (4)    $       (157)   $         22    $        513

6. Certain reclassifications of prior period amounts have been made to conform with the current year presentation.


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

The Company started implementation of a new Enterprise Resource Planning (ERP) system in its North American operation in the fourth quarter of 1998. The transition from that operation's legacy systems has been difficult and adversely impacted the 1998 fourth quarter and 1999 first quarter results. In November, 1998, the Company engaged a team of consultants from the firm that developed the software used in the ERP system to assist us in restarting the system. The restart process is substantially complete but some further work is required to optimize the system performance and processes.

Results of Operations

Three months ended March 31, 1999, compared to the three months ended March 31, 1998:

Net Sales
------------
Net sales were $126.9 million for the three months ended March 31, 1999, a decrease of $2.6 million or 2.0% from $129.5 million for the same period in 1998. Due to the acquisition of CLARK Asia, sales increased by $17.0 million. North American machine and other decreased $21.1 million or 25.5% due to a lower backlog at December 31, 1998, compared to the same period in the prior year and due to the continuation of problems in our ERP System that was discussed above. Most of the problems have been resolved and the Company is currently "optimizing" our ERP processes and procedures. European machine and other sales increased by 0.6%. Consolidated parts sales increased $2.7 million or 11.2% over the same time period last year . The newly acquired Asian operation accounted for $0.9 million of the parts sales increase.

Gross Profit
------------
Gross profit decreased $1.9 million to $15.0 million in the first three months of 1999 compared to $16.9 million in the first three months of 1998. Decreased sales and unfavorable mix accounted for $1. 3 million of this decline. Parts distribution expenses were higher by $0.6 million. In the North American operations, compared to the same period last year the Company was negatively impacted by about $0.4 million of lower pricing and about $1.6 million lower absorption of overhead primarily due to continued ERP problems. These items were somewhat offset by continued favorable product liability expense. As a percentage of sales, gross profits were 11.8% for the three months ended March 31, 1999 compared to 13.0% for the same period in the prior year.

Engineering, Selling and Administrative Expense
-----------------------------------------------
Engineering, selling and administrative expense increased $4.5 million to $17.1 million for the three months ended March 31, 1999 from $12.6 million during the same period of 1998. Included in these costs are approximately $1.2 million of consulting cost related to our ERP implementation. As a percent of sales, engineering, selling and administrative expense was 13.5% and 9.7% for the same period in 1999 and 1998, respectively. The 1998 acquisition of CLARK Asia and North American Dealerships accounted for $4.2 million of this increased expense.

Income (Loss) from Operations
-----------------------------
Loss from operations was ($2.1) million for the three months ended March 31, 1999 compared to income of $4.3 million for the same period in 1998 due to the reasons discussed above.

Interest and Other Expense
--------------------------
Net interest and other expense of the Company was $4.0 million during the three months ended March 31, 1999, compared to $3.8 million during the three months ended March 31, 1998. Interest on the senior notes issued in July, 1998 accounted for $0.5 million of this increase. Also included in other expenses in the first quarter of 1999, were gains on sales of assets totaling $0.6 million compared to no gain or loss on sales of assets in the same period of 1998.

Net Income (Loss)
-----------------
The Company reported a net loss of ($6.3) million during the three months ended March 31, 1999 compared to net income of $0.3 million for the same period in 1998.

Backlog

The Company's backlog of orders at March 31, 1999, was $92.4 million, compared to $77.5 million at December 31, 1998. The backlog at March 31, 1998, and 1997 was $121.2 million and $90.4 million respectively. Substantially all of the Company's backlog of orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Condition

On March 31, 1999 the Company had cash balances totaling $8.6 million compared to $9.9 million at December 31, 1998. Working capital, defined as inventory and accounts receivable less accounts payable increased $12.1 million compared to the December 31, 1998 levels. Operating activities during the first three months of 1999 used cash of $15.6 million and provided cash of $0.2 million for the first three months of 1998. This was primarily due to the increase in working capital discussed above.

Capital expenditures totaled $2.5 million for the three months ended March 31, 1999.


The Company has a $30.0 million revolving credit facility in the U.S. which is secured by the accounts receivable and inventory of the Company's domestic operations, excluding HLT and Blue Giant. CLARK Europe entered into a working capital credit line of $10.0 million with Deutsche Bank in October, 1998. After consideration of certain borrowing conditions, the U.S. revolving credit facility had a borrowing availability of $7.5 million as of March 31, 1999. In addition, the Company had a combined borrowing availability of $1.5 million against its lines of credit with Deutsche Bank and the National

Bank of Canada for total cash and borrowing availability of $17.0 million. As of May 13, 1999 the Company had total cash and borrowing availability of $19.8 million.

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

The Company manufactures products in the U.S., Canada, Germany and Korea and sells products worldwide. A portion of the Company's raw materials are acquired from foreign suppliers and denominated in foreign currencies. Consequently, the Company's operating results are subject to fluctuations in foreign currency exchange rates, as well as, the translation of its foreign operations into U.S. dollars. The risks associated with operating in foreign countries could adversely affect the Company's future operating results. In addition, currency fluctuations could improve the competitive position of the Company's foreign competitors if the value of the U.S. dollar rises in relation to the local currencies of such competitors. The Company has not historically hedged its foreign currency risk. The Company is unable to quantify the potential impact of future foreign currency movements upon earnings. A decline in the Deutsche mark caused a change of $(2.8) million in the Company's comprehensive loss during the three months ended March 31, 1999.

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

The Company is utilizing both internal and external resources with respect to its year 2000 issues. With regard to its information technology ("IT") systems, CLARK is in the process of installing new software to provide improved operational and financial functionality at each of its worldwide locations. This new software is year 2000 compliant and "Euro" compliant. The installation was substantially completed in the North American manufacturing operation during the first quarter of 1999. The European manufacturing operation is currently running parallel with their legacy system and is expected to be substantially completed during the second quarter of 1999. The Company intends to begin software installation at the HLT and CLARK Asia facilities in the second quarter of 1999 and installation should be completed in the fourth quarter of 1999. The installation of the new software by CLARK is a result of a strategic plan to upgrade its company-wide computer systems which pre-dated the Company's efforts to make its IT systems year 2000 compliant. Therefore, the Company has not incurred and does not anticipate incurring any material costs, (currently estimated at less than $0.2 million) specifically related to year 2000 issues that are in addition to the costs associated with its overall computer system upgrade.

CLARK does not believe that it has any material year 2000 issues with regard to its non-IT systems. The Company's products employ chips and microprocessors which use interval timers as opposed to real-time clocks and therefore should not be affected by the year 2000 rollover. In addition, CLARK does not utilize computer controlled machines in its factory production, thereby minimizing potential year 2000 problem relating to its manufacturing equipment.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes in this area during the quarter ending March31, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Except for the legal proceedings reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for which there have since been no material developments, the Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit No.          Description

               27                   Financial Data Schedule



        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLARK MATERIAL HANDLING COMPANY



Date:  ----------------------  By:  /s/ Joseph F. Lingg
                                    ----------------------
                                    Joseph F. Lingg
                                    Vice President, Finance and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                                               Description

27                                                   Financial Data Schedule