Form 10-Q
period 1999-06-30
CLARK MATERIAL HANDLING CO
filed 1999-08-16
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of June 30, 1999, there were 1,000 shares of the registrant's common stock, par value $1.00 per share, outstanding, all of which were owned by an affiliate of the registrant.

                         CLARK MATERIAL HANDLING COMPANY

                                      INDEX





                                                                        Page No.
PART I. FINANCIAL INFORMATION:

     Item 1.    Financial Statements

         Consolidated Balance Sheet -
              June 30, 1999 and December 31, 1998                              2

         Consolidated Statement of Operations -
              Three Months ended June 30, 1999 and 1998                        3

         Consolidated Statement of Operations -
              Six Months ended June 30, 1999 and 1998                          4

         Consolidated Statement of Cash Flows -
              Six Months ended June 30, 1999 and 1998                          5

      Notes to Consolidated Financial Statements                               6

     Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    7

     Item 3.    Quantitative and Qualitative Disclosures about Market Risks   12

PART II.       OTHER INFORMATION

     Item 1.    Legal Proceedings                                             13

     Item 2.    Changes in Securities                                         13

     Item 3.    Defaults Upon Senior Securities                               13

     Item 4.    Submission of Matters to a Vote of Security Holders           13

     Item 5.    Other Information                                             13

     Item 6.    Exhibits and Reports on Form 8-K                              13

     SIGNATURES                                                               14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         CLARK Material Handling Company
                           Consolidated Balance Sheet
                                 (in thousands)
                                   (unaudited)

                                                                  June 30,       December 31,
                                                                    1999             1998
                                                                 -----------     -----------
Current assets
   Cash and cash equivalents                                     $     7,524     $     9,661
   Restricted cash                                                       180             197
   Net trade receivables                                              83,363          68,903
   Net inventories (Note 2)                                          105,748         102,399
   Other current assets                                                8,535           9,609
                                                                 -----------     -----------
         Total current assets                                        205,350         190,769

Long-term assets
   Property, plant and equipment-net                                  66,900          69,877
   Goodwill, net of accumulated amortization of  $7,556
     at June 30, 1999 and $6,069 at December 31, 1998                110,506         112,781
   Other assets                                                       23,318          24,631

         Total assets                                            $   406,074     $   398,058
                                                                 ===========     ===========

Current liabilities
   Notes payable                                                 $    50,284    $     28,922
   Current portion of capital lease obligations                        3,035           3,313
   Trade accounts payable                                             78,105          75,378
   Accrued compensation and benefits                                   5,237           5,551
   Accrued warranties and product liability                           15,262          17,384
   Other current liabilities                                          18,041          17,526
                                                                 -----------     -----------
         Total current liabilities                                   169,964         148,074

Non-current liabilities
   Senior notes payable                                              150,000         150,000
   Capital lease obligations, less current portion                     4,021           4,480
   Accrued warranties and product liability                           33,975          35,537
   Other non-current liabilities                                      17,246          17,469
                                                                 -----------     -----------
           Total liabilities                                         375,206         355,560
                                                                 -----------     -----------
Commitments and contingencies                                              -               -

Redeemable preferred stock                                            22,613          21,202
                                                                 -----------     -----------

Stockholder's equity
   Common stock, par value $1 per share,
    1,000 shares authorized, issued and outstanding                        1               1
    Paid-in-capital                                                   23,940          23,948
   Retained earnings (deficit)                                       (10,020)            987
   Accumulated other comprehensive income                             (5,666)         (3,640)
                                                                 -----------     -----------

Total stockholder's equity                                             8,255          21,296
                                                                 -----------     -----------

Total liabilities and stockholder's equity                       $   406,074     $   398,058
                                                                 ===========     ===========


            See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)


                                                                 Three Months    Three Months
                                                                     Ended           Ended
                                                                    June 30,        June 30,
                                                                      1999            1998
                                                                 -----------     -----------

Net sales                                                        $   139,422     $   139,350
Cost of goods sold                                                   120,394         120,609
                                                                 -----------     -----------

   Gross profit                                                       19,028          18,741

Engineering, selling and administrative expenses                      17,094          12,332
                                                                 -----------     -----------

   Income from operations                                              1,934           6,409

Other income (expense):
   Interest income                                                       231              75
   Interest expense                                                   (5,140)         (4,384)
   Foreign exchange gain (loss)                                          332            (541)
   Other  income (expense) net                                          (206)              3
                                                                 -----------     -----------

   Income (loss) before income taxes                                  (2,849)          1,562

Provision for income taxes                                               531             341
                                                                 -----------     -----------

   Net income (loss)                                             $    (3,380)    $     1,221
                                                                 ===========     ===========





            See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                                 Six Months      Six Months
                                                                    Ended           Ended
                                                                   June 30,        June 30,
                                                                     1999            1998
                                                                 -----------     -----------
Net sales                                                        $   266,303     $   268,823
Cost of goods sold                                                   232,298         233,186
                                                                 -----------     -----------

   Gross profit                                                       34,005          35,637

Engineering, selling and administrative expenses                      34,195          24,918
                                                                 -----------     -----------

   Income (loss) from operations                                        (190)         10,719

Other income (expense):
   Interest income                                                       421             128
   Interest expense                                                   (9,869)         (7,931)
   Foreign exchange gain (loss)                                          327            (541)
   Other income (expense) net                                            366            (300)
                                                                 -----------     -----------

   Income (loss) before income taxes                                  (8,945)          2,075

Provision for income taxes                                               755             561
                                                                 -----------     -----------

   Net income (loss)                                             $    (9,700)    $     1,514
                                                                 ===========     ===========


            See accompanying notes to unaudited financial statements.


                         CLARK Material Handling Company
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                 Six Months      Six Months
                                                                   June 30,        June 30,
                                                                     1999            1998
                                                                 -----------     -----------
Operating activities:
   Net income(loss)                                              $    (9,700)    $     1,514
   Adjustments to reconcile net income (loss) to cash
   (used in) operating activities:
     Depreciation and amortization                                     9,444           6,892
     Gain on sale of fixed assets                                        564              --
     Changes in operating assets and liabilities:
       Restricted cash                                                    (6)            136
       Trade receivables                                             (16,439)           (186)
       Net inventories                                                (5,424)         (5,891)
       Trade accounts payable                                          4,352          (1,380)
       Accrued compensation and benefits                                 (94)            591
       Accrued warranties and product liability                       (3,583)           (952)
       Other assets and liabilities, net                              (4,308)         (2,539)
                                                                 -----------     -----------

         Net cash used in operating activities                       (25,194)         (1,815)
                                                                 -----------     -----------

Investing activities:
   Capital expenditures                                               (6,225)         (5,639)
   Proceeds from sale of fixed assets                                    358              --
                                                                 -----------     -----------

         Net cash used in investing activities                        (5,867)         (5,639)
                                                                 -----------     -----------

Financing activities:
   Issuance (repayment of) notes payable, net                         27,611           7,284
   Issuance of other long term debt                                    1,581             842
                                                                 -----------     -----------

         Net cash provided by financing activities                    29,192           8,126
                                                                 -----------     -----------

Effect of exchange rate changes on cash and cash equivalents            (268)           (133)
                                                                 -----------     -----------

Net increase (decrease) in cash and cash equivalents                  (2,137)            539
Cash and cash equivalents at beginning of period                       9,661           6,334
                                                                 -----------     -----------

Cash and cash equivalents at end of period                       $     7,524     $     6,873
                                                                 ===========     ===========

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

2. Inventories consist of the following:
                                                      June 30,      December 31,
                                                        1999            1998

        Finished equipment                           $  23,648       $  22,104
        Replacement parts                               30,888          29,967
        Work-in-process                                  9,434           9,482
        Raw materials and supplies                      41,778          40,846
                                                     ---------       ---------

           Net inventories                           $ 105,748       $ 102,399
                                                     =========       =========

3. The Company had a total comprehensive income (loss) of ($2,523) and $2,067 for the three months ended June 30, 1999 and 1998, respectively. The Company had a total comprehensive income (loss) of ($11,726) and $1,976 for the periods ended June 30, 1999 and 1998, respectively. The difference between the Company's net income and total comprehensive income (loss)
     relates  to  the   cumulative   translation   adjustment   of  its  foreign
     subsidiaries.


4. The tables below present information about reported segments for year to date and the quarters ended and year to date June 30, 1999 and 1998. Reported segments include both internal and external sales.

                            The
Quarter to date           Americas        Europe          Asia       Eliminations      Total
---------------         ------------   ------------   ------------   ------------   ------------
 June 30, 1999
Net sales               $    102,538   $     32,939   $     23,740   $    (19,795)  $    139,422

Income (loss) before
   income taxes         $     (4,347)  $        839   $        923   $       (264)  $     (2,849)

June 30, 1998
   Net sales            $    107,501   $     35,437   $        420   $     (4,008)  $    139,350

Income (loss) before
   income taxes         $      1,260   $        575   $       (274)  $          1   $      1,562


                            The
Year to date              Americas        Europe          Asia       Eliminations      Total
---------------         ------------   ------------   ------------   ------------   ------------
June 30, 1999
   Net sales            $    187,045   $     63,342   $     43,766   $    (27,850)  $    266,303

Income (loss) before
   income taxes         $    (10,213)  $        865   $      1,635   $     (1,232)  $     (8,945)

June 30, 1998

   Net sales            $    208,342   $     66,993   $        747   $     (7,259)  $    268,823

Income (loss) before
   income taxes         $      1,912   $        571   $       (431)  $         23   $      2,075


5. Certain reclassifications of prior period amounts have been made to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company manufactures products in the U.S., Canada, Germany, and Korea and sells products worldwide. Sales of products manufactured and sold by the Company have historically been subject to cyclical variation due primarily to changes in general economic conditions. Management believes that while there can be no assurance as to the magnitude or timing of any economic downturn, the fact that its products are sold on a global basis serves to mitigate the risks associated with regional economic downturns. In addition, the Company further believes its extensive number of installed units throughout the world will continue to reflect itself in significant aftermarket parts sales which will also serve to dampen the effect of regional cyclical economic downturns. During the first half of 1999, 41.1% of the Company's gross margin (39.3% in 1998) resulted from aftermarket parts sales.

The Company started implementation of a new Enterprise Resource Planning (ERP) system in its North American operation in the fourth quarter of 1998. The transition from that operation's legacy systems was difficult and adversely impacted financial results beginning with 1998 fourth quarter continuing through the second quarter of 1999. In November, 1998, the Company engaged a team of consultants from the firm that developed the software used in the ERP system to assist in restarting the system. The restart occurred in February, 1999. Although considered a success, the restart resulted in a continuation of problems but to a greatly reduced extent from those experienced prior to the restart. The number and significance of problems continues to diminish. The team of consultants was disengaged as of June 18, 1999, and the Company believes any adverse financial impact of the ERP system beyond the second quarter will not be material. In the six month period ending June 30, 1999, the Company spent approximately $1.6 million for consultants providing assistance in start up and problem resolution associated with the ERP system. In addition, inefficiencies in manufacturing operations occurred and the economic impact of these inefficiencies cannot be accurately determined.

The ERP system was successfully launched during the second quarter in the Company's subsidiary in Europe. Installation in the Company's subsidiary in Asia is anticipated before the end of the current year.

Results of Operations

Three months ended June 30, 1999, compared to the three months ended June 30, 1998:

Net Sales
---------
Net sales were $139.4 million for the three months ended June 30, 1999, which was approximately the same as the same period one year ago. Machine and other sales decreased 2.0% while parts sales increased 9.5% from the same period one year ago. Machine and other sales increased $10.8 million as a result of including the effect of the purchase of the forklift division of Samsung Heavy Industries ("SHI") which occurred on July 15, 1998. This increase was offset by lower sales in the U.S. which reflects problems associated with the Company's new ERP system, and Europe, which has experienced softening of order rates over the past few months.

Gross Profit
------------
Gross profit increased $0.3 million to $19.0 million in the second quarter of 1999 compared to $18.7 million in the second quarter of 1998. The acquisition of SHI's forklift division added $3.3 million of gross profit. Increased parts sales further increased gross profit by $0.7 million. Offsetting these increases were the unfavorable effect of reduced sales revenue in North America and Europe.

Engineering, Selling and Administrative Expense
-----------------------------------------------
Engineering, selling and administrative expense increased $4.8 million to $17.1 million for the three months ended June 30, 1999 from $12.3 million during the same period of 1998. Included in this increase is $2.5 million for CLARK Asia which reflected the SHI acquisition which occurred during the 3rd quarter of 1998. Also included in these costs is $0.6 million of consulting cost related to our ERP implementation. As a percent of sales, engineering, selling, and administrative expense was 12.3% and 8.8% for the same period in 1999 and 1998 respectively.

Income (Loss) from Operations
-----------------------------
Income from operations was $1.9 million for the three months ended June 30, 1999 compared to income of $6.4 million for the same period in 1998 due to the reasons discussed above.

Interest and Other Expense
--------------------------
Net interest expense of the Company was $4.9 million for the three months ended June 30, 1999 compared to $4.3 million during the three months ended June 30, 1998. The increase reflects higher average debt for the period.

Changes in foreign exchange rates resulted in $.3 million income for the three months ended June 30, 1999 compared to expense of ($0.5) million for the same period one year ago.

Income Taxes
------------
The provision for income taxes was $0.5 million during the three months ended June 30, 1999 compared to $0.3 million during the three months ended June 30, 1998.

Net Income (Loss)
----------------
The Company reported a net loss of ($3.4) million during the three months ended June 30, 1999 compared to net income of $1.2 million for the same period in 1998.


Results of Operations
---------------------
Six months ended June 30, 1999, compared to the six months ended June 30, 1998:

Net Sales
---------
Net sales were $266.3 million for the six months ended June 30, 1999, a decrease of $2.5 million or 1.0% from $268.8 million for the same period in 1998. Machine and other sales decreased 3.4%. While machine and other sales increased as a result of including CLARK Asia sales for the business acquired from SHI for the entire period ending June 30, 1999, this increase was offset by reduced sales of North American manufactured products. Parts sales increased 10.4% over the same period last year.


Gross Profit
------------
Gross profit decreased 4.5% or $1.6 million to $34.0 million in the first six months of 1999 compared to $35.6 million in the first six months of 1998. The inclusion for the entire six month period of business acquired from SHI contributed increased gross margin which was offset as a result of decreased sales in the U.S. and Europe. As a percentage of sales, gross profits were 12.8% for the six months ended June 30, 1999 compared to 13.3% for the same period in the prior year.

Engineering, Selling and Administrative Expense
-----------------------------------------------
Engineering, selling and administrative expense increased $9.3 million to $34.2 million for the six months ended June 30, 1999 from $24.9 million during the same period of 1998. As a percent of sales, engineering, selling and administrative expense was 12.8% and 9.3% for the same period in 1999 and 1998 respectively. The acquisition of SHI's forklift business accounted for $5.3 million of the increase and the acquisition of three Company owned dealerships accounted for an additional $2.8 million. Costs associated with introduction of the ERP system accounted for most of the remaining increase.

Income from Operations
----------------------
Income from operations decreased $10.9 million to ($0.2) million for the six months ended June 30, 1999 compared to $10.7 million for the same period in 1998 due to the reasons discussed above.

Interest and Other Expense
--------------------------
Net interest expense of the Company was $9.4 million for the six months ended June 30, 1999 compared to $7.8 million for the same period one year ago. The increase reflects higher average debt for the period.

Changes in foreign exchange rates resulted in $.3 million income for the three months ended June 30, 1999 compared to expense of ($.5) million for the six month period ending June 30, 1998.

Income Taxes
------------
The provision for income taxes was $0.8 million during the six months ended June 30, 1999 compared to $0.6 million during the six months ended June 30, 1998.



Net Income
----------
The Company reported a net loss of ($9.7) million during the six months ended June 30, 1999 compared to net income of $1.5 million for the same period in 1998.


Backlog

The Company's backlog of orders at June 30, 1999 was $89.9 million, down 16.8% from June 30, 1998, when the backlog of orders was $108.0 million. The backlog includes $5.2 million for CLARK Asia which primarily reflects backlog associated with SHI's forklift division which was acquired in July, 1998.

The total backlog of $89.9 million reflects a 2.7% decrease from March 31, 1999, when the backlog of orders was $92.4 million. The current backlog does reflect some softening of order rates for units which has occurred in the U.S. and Europe over the first six months of this year. The current backlog is considered at normal levels and is sufficient for operating the Company at current levels of production. Substantially all of the Company's backlog of orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Conditions

The Company's overall financial condition was adversely effected during the first six months as total stockholders' equity decreased from $21.3 million at December 31, 1998 to $8.3 million at June 30, 1999. Working capital decreased from $42.7 million at December 31, 1998 to $35.4 million at June 30, 1999. The reduction in net worth is due primarily to net losses in the first six months of 1999 amounting to $9.7 million. Net interest expense accounted for $9.4 million of the net loss. The working capital decrease was caused by an increase in notes payable which was used to fund operating losses as well as increases to accounts receivable and inventory which occurred as a result of problems encountered with the new ERP system. The Company believes the problems discussed above are, for the most part, resolved. Management believes operations have now stabilized, the Company should be able to operate at near break even levels during the last six months of 1999, and working capital should improve as the Company is better able to manage inventory and accounts receivable now that ERP problems are largely under control. Capital expenditures totaled $6.2 million for the six months ended June 30, 1999. $2.8 million of these expenditure occurred in CLARK Asia due to refurbishing an existing building and thereby provide a new manufacturing facility for that business unit.

The Company had $7.5 million cash on hand as of June 30, 1999 as compared to $9.7 million at December 31, 1998. At June 30, 1999, the Company had $9.7 million undrawn from its $30.0 million U.S. revolving credit facility. In addition, CLARK Europe has a working capital credit line amounting to $10 million. To accommodate additional short-term financing needs and provide further liquidity, the Company, in March 1999, secured a temporary increase of its U.S. Revolving Credit Facility from $30 million to $35 million until June 30, 1999. In June, the Company elected not to renew the $5 million temporary increase. At June 30, 1999 the Company had a combined borrowing availability of

$0.7 million against its lines in Germany and Canada for a total borrowing availability of $10.4 million. Management plans to restrict the use of cash for capital expenditures during the final six months of 1999 and believes existing cash levels and existing credit facilities will be sufficient to meet the Company's ordinary operating needs for the next twelve months.

The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Canada, Korea and Germany and exports products to more than 80 countries worldwide. The Company's foreign sales, the majority of which occur in Germany, are subject to exchange rate volatility.

The Company has exposure to fluctuations in exchange rates primarily related to the Canadian dollar, German Mark and Korean won. The Company hedges its exposure to Korean won to the extent the exposure relates to the import to the U.S. of finished units purchased from Korea. Historically, the Company has not otherwise hedged its foreign currency risk.

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

The Company is utilizing both internal and external resources with respect to its year 2000 issues. With regard to its information technology ("IT") systems, CLARK is in the process of installing new software to provide improved operational and financial functionality at each of its worldwide locations. This new software is year 2000 compliant and "Euro" compliant. The installation was substantially completed in the North American manufacturing operation during the first quarter of 1999, and in the European manufacturing operation during the second quarter of 1999. The Company began installation of year 2000 compliant software at CLARK Asia facilities in the second quarter of 1999 and installation should be completed early in the fourth quarter of 1999. The installation of the new software by CLARK is a result of a strategic plan to upgrade its company-wide computer systems which pre-dated the Company's efforts to make its IT systems year 2000 compliant. Therefore, the Company has not incurred and does not anticipate incurring any material costs (currently estimated at less than $0.4 million) specifically related to year 2000 issues that are in addition to the costs associated with its overall computer system upgrade.

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

The Company has ongoing business relationships with many suppliers, dealers, and other parties, each of which may have their own year 2000 issues. CLARK is in the process of making contact with these third parties with which it has a material relationship in order to assess whether the Company faces risks relating to third party year 2000 problems. The Company continues to assess its exposure to third party risk. There can be no assurance at this time that these third parties are taking appropriate actions to safeguard their computer systems.

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

There have been no material changes in this area during the quarter ending June 30, 1999.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit No.          Description

               27                   Financial Data Schedule



        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CLARK MATERIAL HANDLING COMPANY



Date:  8/16/1999                    By:   /s/ Douglas P. Bennett
       ---------                          --------------------------------------
                                    Douglas P. Bennett
                                    Vice President, Finance and CFO
                                    (Principal Financial and Accounting Officer)