Form 10-Q
period 1999-09-30
CLARK MATERIAL HANDLING CO
filed 1999-11-15
CIK 1029253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of September 30, 1999, there were 1,000 shares of the registrant's common stock, par value $.01 per share, outstanding, all of which were owned by an affiliate of the registrant.

                         CLARK MATERIAL HANDLING COMPANY

                                      INDEX





                                                                   Page No.
PART I.     FINANCIAL INFORMATION:

       Item 1.  Financial Statements

          Consolidated Balance Sheet -
                September 30, 1999 and December 31, 1998               2

          Consolidated Statement of Operations -
                Three Months ended September 30, 1999 and 1998         3

          Consolidated Statement of Operations -
                Nine Months ended September 30, 1999 and 1998          4

          Consolidated Statement of Cash Flows -
                Nine Months ended September 30, 1999 and 1998          5

          Notes to Consolidated Financial Statements                   6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations          7

       Item 3.  Quantitative and Qualitative Disclosures about Market
                Risks                                                 12

PART II.    OTHER INFORMATION:

       Item 1.  Legal Proceedings                                     13

       Item 2.  Changes in Securities                                 13

       Item 3.  Defaults Upon Senior Securities                       13

       Item 4.  Submission of Matters to a Vote of Security Holders   13

       Item 5.  Other Information                                     13

       Item 6.  Exhibits and Reports on Form 8-K                      13

       SIGNATURES                                                     14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                         CLARK Material Handling Company
                           Consolidated Balance Sheet
                                 (in thousands)
                                   (unaudited)

                                                    September 30,  December 31,
                                                        1999           1998
                                                    -------------  -------------

Current assets
  Cash and cash equivalents                             $   10,430   $     9,661
  Restricted cash                                              186           197
  Net trade receivables                                     88,745        68,903
  Net inventories (Note 2)                                  98,811       102,399
  Other current assets                                       7,931         9,609
                                                       -----------   -----------
        Total current assets                               206,103       190,769

Long-term assets
  Property, plant and equipment-net                         64,007        69,877
  Goodwill, net of accumulated amortization of  $8,300
    at September 30, 1999 and $6,069 at December 31,1998   109,757       112,781
  Other assets                                              19,884        24,631
                                                       -----------   -----------
Total assets                                            $  399,751   $   398,058
                                                       ===========   ===========

Current liabilities
  Notes payable                                         $   50,776   $    28,922
  Current portion of capital lease obligations               3,264         3,313
  Trade accounts payable                                    88,622        75,378
  Accrued compensation and benefits                          5,856         5,551
  Accrued warranties and product liability                  15,516        17,384
  Other current liabilities                                 18,688        17,526
                                                       -----------   -----------
        Total current liabilities                          182,722       148,074

Non-current liabilities
  Senior notes payable                                     150,000       150,000
  Capital lease obligations, less current portion            4,301         4,480
  Accrued warranties and product liability                  33,073        35,537
  Other non-current liabilities                             13,932        17,469
                                                       -----------   -----------
         Total liabilities                                 384,028       355,560
                                                       -----------   -----------
Commitments and contingencies                                    -             -

Redeemable preferred stock                                  23,469        21,202
                                                       -----------   -----------

Stockholder's equity (deficit)
  Common stock, par value $.01 per share,
   1,000 shares authorized, issued and outstanding               1             1
Paid-in-capital                                             23,940        23,948
  Retained earnings (deficit)                              (25,276)          987
  Accumulated other comprehensive income                    (6,411)       (3,640)
                                                       -----------   -----------
Total stockholder's equity (deficit)                        (7,746)       21,296
                                                       -----------   -----------

Total liabilities and stockholder's equity (deficit)    $  399,751   $   398,058
                                                       ===========   ===========


            See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                   Three Months   Three Months
                                                       Ended          Ended
                                                   September 30,   September 30,
                                                         1999          1998
                                                    ------------    -----------

Net sales                                            $   129,140     $   134,858
Cost of goods sold                                       118,273         116,078
                                                     -----------     -----------

  Gross profit                                            10,867          18,780

Engineering, selling and administrative expenses          19,010          14,287

   Income (loss) from operations                          (8,143)          4,493

Other income (expense):
  Interest income                                             69             211
  Interest expense                                        (6,387)         (4,309)
  Foreign exchange gain (loss)                               199             (26)
  Other expense, net                                        (100)           (303)
                                                     -----------     -----------

  Income (loss) before income taxes                      (14,362)             66

Provision for income taxes                                    39             194
                                                     -----------     -----------

  Net income (loss)                                  $   (14,401)    $      (128)
                                                     ===========     ===========


          See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)

                                                     Nine Months   Nine Months
                                                       Ended         Ended
                                                    September 30,  September 30,
                                                       1999            1998

Net sales                                           $    395,442    $    403,681
Cost of goods sold                                       350,571         349,036
                                                     -----------     -----------

  Gross profit                                            44,871          54,645

Engineering, selling and administrative expenses          53,204          39,210

   Income (loss) from operations                          (8,333)         15,435

Other income (expense):
  Interest income                                            490             340
  Interest expense                                       (16,247)        (11,898)
  Foreign exchange gain (loss)                               526            (567)
  Other income (expense), net                                256          (1,169)
                                                     -----------     -----------

  Income (loss) before income taxes                      (23,308)          2,141

Provision for income taxes                                   794             756
                                                     -----------     -----------

  Net income (loss)                                  $   (24,102)    $     1,385
                                                     ===========     ===========


          See accompanying notes to unaudited financial statements.

                         CLARK Material Handling Company
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                     Nine Months    Nine Months
                                                    September 30,  September 30,
                                                        1999           1998
Operating activities:
Net income (loss)                                    $   (24,102)    $     1,385
Adjustments  to  reconcile  net income  (loss)
 to cash  provided  by (used in) operating activities:
    Depreciation and amortization                         14,312          10,830
    Gain on sale of fixed assets                             559               -
    Changes in operating assets and liabilities:
      Restricted cash                                         (6)            137
      Trade receivables                                  (22,102)          1,820
      Net inventories                                      1,491         (16,952)
      Trade accounts payable                              14,507           5,612
      Accrued compensation and benefits                      490             300
      Accrued warranties and product liability            (4,218)         (6,244)
      Other assets and liabilities, net                    8,701           3,503
                                                     -----------     -----------

 Net cash (used in) provided by operating activities     (10,368)            391

Investing activities:
  Business combination                                         -         (31,630)
  Capital expenditures                                    (8,126)        (13,170)
  Proceeds from sale of fixed assets                         806               -
                                                     -----------     -----------

        Net cash used in investing activities             (7,320)        (44,800)
                                                     -----------     -----------

Financing activities:
  Issuance (repayment of) notes payable, net              16,908          11,333
  Issuance of senior note payable, net of issuance costs                  18,872
  Issuance of preferred stock, net of issuance costs                      18,808
  Issuance of other long term debt                         1,825             815
                                                     -----------     -----------

        Net cash provided by financing activities         18,773          49,828
                                                     -----------     -----------

Effect of exchange rate changes on cash and cash
 equivalents                                                (316)            245

Net increase in cash and cash equivalents                    769           5,664
Cash and cash equivalents at beginning of period           9,661           6,334
                                                     -----------     -----------

Cash and cash equivalents at end of period           $    10,430     $    11,998
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

     2.   Inventories consist of the following:

                                                    September 30,   December 31,
                                                         1999           1998
                                                     --------        ---------


      Finished equipment                              $ 19,996       $ 22,104
      Replacement parts                                 32,583         29,967
      Work-in-process                                    8,726          9,482
      Raw materials and supplies                        37,506         40,846
                                                      --------       --------

         Net inventories                              $ 98,811       $102,399
                                                      ========       ========

     3. The Company had a total comprehensive income (loss) of ($15,146) and $62 for the three months ended September 30, 1999 and 1998, respectively. The Company had a total comprehensive income (loss) of ($26,873) and $2,038 for the nine months ended September 30, 1999 and 1998, respectively. The difference between the Company's net income and total comprehensive income (loss) relates to the cumulative translation adjustment of its foreign subsidiaries.

     4. The tables below present information about reported segments for year to date and the quarters ended and year to date September 30, 1999 and 1998. Reported segments include both internal and external sales.

                               The
Quarter to date             Americas      Europe        Asia     Eliminations    Total
---------------            ----------   ----------   ----------   ----------   ----------
September 30, 1999
    Net sales              $ 91,847     $ 29,728     $ 25,747     $(18,182)    $ 129,140

    Income (loss) before
       income taxes        $(12,541)    $   (868)    $   (630)    $   (323)    $ (14,362)

 September 30, 1998
    Net sales              $ 93,306     $ 36,619     $ 12,543     $ (7,610)    $ 134,858

    Income (loss) before
       income taxes        $    163     $    725     $   (587)    $   (235)    $      66


                               The
Year to date                Americas      Europe        Asia     Eliminations    Total
---------------            ----------   ----------   ----------   ----------   ----------
September 30, 1999

    Net sales              $ 278,892    $   93,069   $   69,513   $  (46,032)  $  395,442

    Income (loss) before
      income taxes         $ (22,754)   $       (3)  $    1,005   $   (1,556)  $  (23,308)

 September 30, 1998

    Net sales              $ 301,648    $  103,612   $   13,290   $  (14,869)  $  403,681

    Income (loss) before
       income taxes        $   1,320    $    1,295   $   (1,018)  $     (212)  $    1,385



     5. On September 30, 1999 the Company sold substantially all the assets of Hydrolectric Lift Trucks ("HLT"), which manufactured masts and components of masts, for its book value of $3.9 million. Assets sold included inventory, equipment and tooling. Operating losses for the nine months ended September 30, 1999 were $1.0 million.

     6. Certain reclassifications of prior period amounts have been made to conform with the current year presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company manufactures products in the U.S., Canada, Germany, and Korea and sells products worldwide. Sales of products manufactured and sold by the Company have historically been subject to cyclical variation due primarily to changes in general economic conditions. Management believes that while there can be no assurance as to the magnitude or timing of any economic downturn, the fact that its products are sold on a global basis serves to mitigate the risks associated with regional economic downturns. In addition, the Company further believes its extensive number of installed units throughout the world will continue to reflect itself in significant aftermarket parts sales which will also serve to dampen the effect of regional cyclical economic downturns. During the nine months of 1999, 43.5% of the Company's gross margin (39.4% in 1998) resulted from aftermarket parts sales.

The Company started implementation of a new Enterprise Resource Planning (ERP) system in its North American operation in the fourth quarter of 1998. The transition from that operation's legacy systems was difficult and adversely impacted financial results beginning with 1998 fourth quarter continuing through the third quarter of 1999. In November, 1998, the Company engaged a team of consultants from the firm that developed the software used in the ERP system to assist in restarting the system. The restart occurred in February, 1999. Although considered a success by the Company, the restart resulted in a continuation of problems but to a greatly reduced extent from those experienced prior to the restart. The number and significance of problems associated with the ERP system has continued to diminish. The team of consultants was disengaged as of June 18, 1999. In the nine month period ending September 30, 1999, the Company spent approximately $2.4 million for services and consultants providing assistance in start up and problem resolution associated with the ERP system. The Company believes that the ERP implementation resulted in manufacturing inefficiencies and significant amounts of other non-recurring costs, and estimates that the aggregate impact thus far is $8.5 million.

The ERP system was successfully launched during the second quarter of 1999 in the Company's subsidiary in Europe. Installation in the Company's subsidiary in Asia has been launched in November 1999.

Results of Operations
---------------------

Three months ended September 30, 1999, compared to the three months ended September 30, 1998:

Net Sales
---------
Net sales were $129.1 million for the three months ended September 30, 1999, compared to $134.9 million as the same period one year ago. Machine and other sales decreased 6.0% while parts sales increased 3.5% from the same period one year ago. The lower sales in Europe and North America were a result of a softening of order rates over the past few months.

Gross Profit
------------
Gross profit decreased $7.9 million to $10.9 million in the third quarter of 1999 as compared to $18.8 million in the third quarter of 1998. The company subsidiary in Asia added $2.3 million of gross profit for the three months ended September 30, 1999. Increased parts sales further increased gross profit by $0.5 million. Offsetting these increases were the unfavorable effect of reduced sales revenue in North America and Europe, lower margins and reasons discussed above.

Engineering, Selling and Administrative Expense
-----------------------------------------------
Engineering, selling and administrative expense increased $4.7 million to $19.0 million for the three months ended September 30, 1999 from $14.3 million during the same period of 1998. Included in this increase is $1.8 million for CLARK Asia which reflected the acquisition which occurred during the third quarter of 1998 and the acquisition of Company dealerships which accounted for an additional $1.1 million. Also included in these costs is $0.8 million of consulting costs related to the ERP implementation. As a percent of sales, engineering, selling, and administrative expense was 14.7% and 10.6% for the same period in 1999 and 1998 respectively.

Income (Loss) from Operations
-----------------------------
Loss from operations was $8.1 million for the three months ended September 30, 1999 compared to income of $4.5 million for the same period in 1998 due to the reasons discussed above.

Interest and Other Expense
--------------------------
Net interest expense of the Company was $6.3 million for the three months ended September 30, 1999 compared to $4.1 million during the three months ended September 30, 1998. The increase reflects higher average debt for the period.

Changes in foreign exchange rates resulted in $0.1 million of income for the three months ended September 30, 1999 compared to $0.03 million of expense for the same period one year ago.

Income Taxes
------------
The provision for income taxes was $0.1 million during the three months ended September 30, 1999 compared to $0.2 million during the three months ended September 30, 1998.

Net Income (Loss)
----------------
The Company reported a net loss of $14.4 million during the three months ended September 30, 1999 compared to net loss of $0.1 million for the same period in 1998.


Results of Operations
---------------------
Nine months ended September 30, 1999, compared to the nine months ended September 30, 1998:

Net Sales
---------
Net sales were $395.4 million for the nine months ended September 30, 1999, a decrease of $8.2 million or 2.0% from $403.7 million for the same period in 1998. Machine and other sales decreased 4.5%. While machine and other sales increased as a result of including CLARK Asia sales for the entire period ending September 30, 1999, this increase was offset by reduced sales of North American and European manufactured products. Parts sales increased 7.4% over the same period last year.

Gross Profit
------------
Gross profit decreased 17.9% or $9.8 million to $44.9 million in the first nine months of 1999 compared to $54.6 million in the first nine months of 1998. The inclusion for the entire nine month period for CLARK Asia contributed increased gross margin which was offset as a result of decreased sales in the U.S. and Europe as well as for reasons discussed above. As a percentage of sales, gross profits were 11.3% for the nine months ended September 30, 1999 compared to 13.5% for the same period in the prior year.

Engineering, Selling and Administrative Expense
-----------------------------------------------
Engineering, selling and administrative expense increased $14.0 million to $53.2 million for the nine months ended September 30, 1999 from $39.2 million during the same period of 1998. As a percent of sales, engineering, selling and administrative expense was 13.4% and 9.7% for the same period in 1999 and 1998 respectively. The acquisition of CLARK Asia accounted for $7.1 million of the increase and the acquisition of the Company dealerships accounted for an additional $3.9 million. Costs associated with introduction of the ERP system and higher expenses at the other subsidiaries accounted for most of the remaining increase.

Income from Operations
----------------------
Income from operations decreased $23.7 million to a loss of $8.3 million for the nine months ended September 30, 1999 compared to income of $15.4 million for the same period in 1998 due to the reasons discussed above.

Interest and Other Expense
--------------------------
Net interest expense of the Company was $15.8 million for the nine months ended September 30, 1999 compared to $11.6% million for the same period one year ago. The increase reflects higher average debt for the period.

Changes in foreign exchange rates resulted in $0.5 million of income for the three months ended September 30, 1999 compared to expense of $0.5 million for the nine month period ending September 30, 1998.

Income Taxes
------------
The provision for income taxes was $0.8 million during the nine months ended September 30, 1999 compared to $0.8 million during the nine months ended September 30, 1998.

Net Income
----------
The Company reported a net loss of $24.1 million during the nine months ended September 30, 1999 compared to net income of $1.4 million for the same period in 1998.

Backlog
-------
The Company's backlog of orders at September 30, 1999 was $86.8 million, down 9.4% from September 30, 1998, when the backlog of orders was $95.8 million.

The total backlog of $86.8 million reflects a 3.4% decrease from June 30, 1999, when the backlog of orders was $89.9 million. The current backlog does reflect some softening of order rates for units which has occurred in the U.S. and Europe over the first nine months of this year. The current backlog is considered at normal levels and is sufficient for operating the Company at current levels of production. Substantially all of the Company's backlog of orders are expected to be filled within one year, although there can be no assurance that all such orders will be filled within that time period. The cancellation or delay of certain orders could have a material adverse effect on the Company.

Capital Resources, Liquidity and Financial Condition
----------------------------------------------------
The Company's overall financial condition was adversely effected during the first nine months as total stockholders' equity decreased from $21.3 million at December 31, 1998 to a deficit of $7.7 million at September 30, 1999. Working capital decreased from $42.7 million at December 31, 1998 to $21.7 million at September 30, 1999. The reduction in net worth is due primarily to net losses in the first nine months of 1999 amounting to $24.1 million. Net interest expense accounted for $15.8 million of the net loss. The working capital decrease was caused by an increase in notes payable and accounts payable offset by an increase in accounts receivables which was used to fund operating losses. Management believes operations have now stabilized, and working capital should improve as the Company is better able to manage inventory and accounts receivable now that ERP problems are largely under control. Capital expenditures totaled $8.1 million for the nine months ended September 30, 1999. $4.4 million of these expenditure occurred in CLARK Asia due to refurbishing an existing building providing a new manufacturing facility for that business unit, and implementation of new ERP system.

The Company had $10.4 million cash on hand as of September 30, 1999 as compared to $9.7 million at December 31, 1998. At September 30, 1999, the Company had

$8.8 million undrawn from its $30.0 million U.S. revolving credit facility. In addition, CLARK Europe has a working capital credit line amounting to $10 million. On September 27, 1999 the U.S. revolving credit facility was renewed for one year with an expiration date of November 27, 2000. At September 30, 1999 the Company had borrowing against its lines in Germany and Canada of $11.5 million. Management plans to restrict the use of cash for capital expenditures during the final three months of 1999 and believes existing cash levels and existing credit facilities will be sufficient to meet the Company's ordinary operating needs for the next twelve months.

The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Canada, Korea and Germany and exports products to more than 80 countries worldwide. The Company's foreign sales, are subject to exchange rate volatility.

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

The Company has ongoing business relationships with many suppliers, dealers, and other parties, each of which may have their own year 2000 issues. CLARK has made substantial progress in making contact with these third parties with which it has a material relationship in order to assess whether the Company faces risks relating to third party year 2000 problems. The Company continues to assess its exposure to third party risk. Based on these contacts it appears that these third parties are taking appropriate actions to safeguard their computer systems.

Management can not at this time predict with any certainty CLARK's most likely worst case scenario relating to the year 2000 problem. The Company has been and continues to perform test-runs at its facilities following installation of its new 2000 compliant software. No material problems have been identified to date. If a year 2000 problem is identified during these test-runs, the Company intends to immediately seek correction of the problem from its software vendor at no cost to the Company and will develop other contingency plans responsive to the facts and circumstances that exist at that time.

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

Forward Looking Statements

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis, and Notes to Unaudited Financial Statements and other statements made in this Form 10-Q and in other filings with the SEC. These forward-looking statements are made based upon management's expectations and beliefs concerning future events affecting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes in this area during the three months or nine months ended September 30, 1999.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits
            --------
            Exhibit No.       Description
            -----------       -----------
            27                Financial Data Schedule



      (b)   Reports on Form 8-K
            -------------------
            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CLARK MATERIAL HANDLING COMPANY



Date:  November 15, 1999           By:  /s/ Douglas P. Bennett
                                         ----------------------------
                                   Douglas P. Bennett
                                   Vice President Finance and CFO
                                   (Principal Financial and Accounting Officer)